Form 10-Q
period 2026-06-30
Mobia Medical, Inc.
filed 2026-08-11
CIK 1489993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2026, there were 33,291,096 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Mobia Medical, Inc.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION	5

Item 1. Condensed Financial Statements	5

Condensed Balance Sheets (unaudited) as of June 30, 2026 and December 31, 2025	5

Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2026 and 2025	6

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2026 and 2025	7

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2026 and 2025	8

Notes to Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II—OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	43

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable based on the information available to us when they are made, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these forward-looking statements. We undertake no obligation to update any forward-looking statements, which speak only as of the date they are made, for any reason after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mobia Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$177,090	$33,587
Accounts receivable	5,664	4,435
Inventory	6,949	5,457
Deferred offering costs	—	935
Other current assets	2,446	1,943
Total current assets	192,149	46,357
Property and equipment, net	2,060	669
Right-of-use assets — operating leases	932	1,068
Other assets	143	55
Total assets	$195,284	$48,149
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,359	$2,223
Operating lease liabilities, current	358	358
Product warranty liability	1,263	844
Accrued payroll, commissions, and bonuses	4,997	4,854
Accrued offering costs	3,500	935
Accrued and other current liabilities	1,995	992
Total current liabilities	14,472	10,206
Warrant liabilities	134	865
Notes payable, net of discount and deferred financing costs	7,279	7,130
Operating lease liabilities, non-current	790	948
Total liabilities	22,675	19,149
Commitments and contingencies (Note 13)
Redeemable convertible preferred issuable in series, stock, $0.01 par value, zero and 67,174,403 shares authorized as of June 30, 2026 and December 31, 2025, respectively; zero and 65,591,701 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation value of $0 and $182,255 as of June 30, 2026 and December 31, 2025, respectively	—	179,773
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 950,000,000 and 86,600,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 33,286,108 and 884,030 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	333	9
Additional paid-in capital	368,848	7,007
Accumulated deficit	(196,572)	(157,789)
Total stockholders’ equity (deficit)	172,609	(150,773)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$195,284	$48,149

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$13,505	$6,674	$25,579	$12,335
Cost of goods sold	2,267	1,184	4,400	2,199
Gross profit	11,238	5,490	21,179	10,136
Operating expenses
Research and development costs	2,278	1,418	3,970	2,772
Selling, general and administrative expenses	26,886	14,532	52,072	28,128
Total operating expenses	29,164	15,950	56,042	30,900
Loss from operations	(17,926)	(10,460)	(34,863)	(20,764)
Other income (expense)
Change in fair value of convertible notes payable	(4,142)	—	(4,870)	—
Interest expense	(254)	(241)	(611)	(480)
Other income (expense), net	1,281	213	1,563	104
Total other expense, net	(3,115)	(28)	(3,918)	(376)
Loss before provision for income tax	(21,041)	(10,488)	(38,781)	(21,140)
Provision for income tax	(2)	(2)	(2)	(3)
Net loss attributable to common stockholders	$(21,043)	$(10,490)	$(38,783)	$(21,143)
Net loss per share attributable to common stockholders
Basic	$(1.10)	$(12.44)	$(3.86)	$(25.41)
Diluted	$(1.10)	$(12.44)	$(3.86)	$(25.41)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	19,089,211	843,168	10,054,267	832,224
Diluted	19,089,211	843,168	10,054,267	832,224

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

For the three and six months ended June 30, 2026

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	65,591,701	$179,773	884,030	$9	$7,007	$(157,789)	$(150,773)
Net loss	—	—	—	—	—	(17,740)	(17,740)
Exercise of common stock options	—	—	119,226	1	357	—	358
Share-based compensation	—	—	—	—	407	—	407
Balance, March 31, 2026	65,591,701	179,773	1,003,256	10	7,771	(175,529)	(167,748)
Net loss	—	—	—	—	—	(21,043)	(21,043)
Conversion of redeemable preferred stock to common stock	(65,591,701)	(179,773)	18,831,853	188	179,585	—	179,773
Conversion of convertible notes payable to common stock	—	—	3,333,324	33	44,837	—	44,870
Issuance of common stock upon exercise of warrants	—	—	64,499	1	967	—	968
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions of $10,500 and offering costs of $5,499	—	—	10,000,000	100	133,901	—	134,001
Exercise of common stock options	—	—	53,176	1	180	—	181
Share-based compensation	—	—	—	—	1,607	—	1,607
Balance, June 30, 2026	—	$—	33,286,108	$333	$368,848	$(196,572)	$172,609

For the three and six months ended June 30, 2025

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	40,892,855	$114,826	776,701	$8	$5,247	$(111,291)	$(106,036)
Net loss	—	—	—	—	—	(10,653)	(10,653)
Issuance of Series F redeemable convertible preferred stock, net of tranche liability of $626 and issuance costs of $264	11,351,970	28,985	—	—	—	—	—
Related Party Issuance of Series F redeemable convertible preferred stock, net of tranche liability of $55 and issuance costs of $23	997,453	2,547	—	—	—	—	—
Exercise of common stock options	—	—	65,105	1	210	—	211
Share-based compensation	—	—	—	—	201	—	201
Balance, March 31, 2025	53,242,278	146,358	841,806	9	5,658	(121,944)	(116,277)
Net loss	—	—	—	—	—	(10,490)	(10,490)
Exercise of common stock options	—	—	3,207	—	11	—	11
Share-based compensation	—	—	—	—	404	—	404
Balance, June 30, 2025	53,242,278	$146,358	845,013	$9	$6,073	$(132,434)	$(126,352)

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(38,783)	$(21,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	191	63
Share-based compensation	2,014	605
Change in fair value of convertible notes payable	4,870	—
Change in fair value of warrant liabilities	(205)	263
Fair value adjustment of redeemable convertible preferred stock tranche liability	—	117
Amortization of debt discount and debt issuance costs	149	18
Changes in operating assets and liabilities
Accounts receivable	(1,229)	(49)
Inventory	(1,493)	(1,076)
Other assets	(997)	104
Accounts payable	540	285
Accrued liabilities and other	1,545	91
Net cash used in operating activities	(33,398)	(20,722)
Cash flows from investing activities
Purchases of property and equipment	(1,582)	(23)
Net cash used in investing activities	(1,582)	(23)
Cash flows from financing activities
Exercise of common stock options	540	222
Proceeds from issuance of common stock in public offering, net	137,501	—
Proceeds from issuance of common stock in warrant exercise	442	—
Proceeds from issuance of convertible notes payable	14,102	—
Proceeds from the related party issuance of convertible notes payable	25,898	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	29,611
Proceeds from the related party issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	2,602
Net cash provided by financing activities	178,483	32,435
Net change in cash and cash equivalents	143,503	11,690
Cash and cash equivalents, beginning of period	33,587	14,620
Cash and cash equivalents, end of period	$177,090	$26,310
Supplemental disclosures of cash flows information
Cash paid for interest	$462	$462
Cash paid for taxes	$—	$2
Unpaid accrued offering costs	$3,500	$—

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Notes to Condensed Unaudited Interim Financial Statements

Note 1 – Description of Business

Mobia Medical, Inc. (the “Company”) was incorporated in Delaware in March 2007. Effective February 23, 2026, the Company amended its certificate of incorporation to change its name from MicroTransponder, Inc. to Mobia Medical, Inc. The change was solely a corporate name change and had no impact on the Company’s financial statements.

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

Initial Public Offering – In May 2026, the Company completed its initial public offering (“IPO”) in which it sold 10,000,000 shares of its common stock at a public offering price of $15.00 per share. The Company received net proceeds of approximately $134.0 million, after deducting the underwriters’ discounts and commissions, and estimated offering costs paid by the Company. Approximately $3.5 million of such offering costs remained unpaid as of June 30, 2026 and were included in Accrued offering costs on the balance sheet. In addition, immediately prior to the completion of the IPO, all the outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 18,831,853 shares of common stock, and the Company's convertible promissory notes issued during the three months ended March 31, 2026 were converted into an aggregate of 3,333,324 shares of common stock.

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

Supplier concentration risk – The Company depends on a small number of third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising the Vivistim System as well as certain implantation tools. A failure by these suppliers and manufacturers to supply the Vivistim System or its components or subcomponents in sufficient quantities or at all, could adversely affect the Company’s financial condition, results of operations, and cash flows.

Note 2 – Liquidity and Going Concern

These condensed unaudited interim financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company has incurred operating losses and negative cash flows from operations since its inception. For the six months ended June 30, 2026, the Company had a net loss of $38.8 million and had an accumulated deficit of $196.6 million as of June 30, 2026. Additionally, the Company has generated negative cash flows from operations for the six months ended June 30, 2026.

Since inception, the Company has financed its activities principally from the issuance of preferred stock, debt financing arrangements, revenue from sales of the Vivistim System and net proceeds from the IPO completed in May 2026. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. There can be no assurance that the Company’s products will generate sufficient revenue for the Company to achieve profitable operations.

Based on its current operating plan, the Company expects to continue to incur significant expenditures to increase awareness and adoption of the Vivistim System, support research and development activities, including regulatory affairs and clinical studies, scale its commercial operations and infrastructure, and operate as a public company. In prior reporting periods, the Company concluded that recurring operating losses, negative cash flows from operations, and future expenditures raised substantial doubt about its ability to continue as a going concern. In May 2026, the Company completed its IPO and received net proceeds of approximately $134.0 million. As a result of the additional liquidity provided by the completed IPO, management concluded that the existing cash and cash equivalents are sufficient to fund its operations and meet its obligations for at least one year from the date these condensed unaudited interim financial statements are issued. Accordingly, management concluded that the conditions and events described above do not raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, share-based compensation, valuations of common and preferred stock, valuation of warrant liabilities, product warranty liability, and the redeemable convertible preferred stock tranche liability. Actual results could differ from those estimates.

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

Segment Reporting – The Company operates and manages its business as a single reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews company-wide revenue, net loss, cost of goods sold, research and development costs, selling, general and administrative expenses, and cash and cash equivalents to assess performance, compare actual results with expectations, establish performance metrics, support the Company’s budgeting and forecasting process, and make resource-allocation decisions. For additional segment reporting information, refer to Note 14.

Significant Accounting Policies – There have been no material changes to the Company’s significant accounting policies as described in the Company’s audited financial statements for the year ended December 31, 2025.

Deferred Offering Costs – Deferred offering costs consisted of legal fees incurred directly related to the Company's IPO. Upon completion of the IPO, these costs were recorded as a reduction of the offering proceeds included within additional paid-in capital. Unpaid offering costs as of June 30, 2026 were $3.5 million.

Inventory – Inventory costs are comprised primarily of finished goods and raw materials and include the acquisition costs of raw materials and components, in addition to direct labor and overhead. All inventory is stated at the lower of cost or net realizable value and is accounted for on a first in, first out (FIFO) basis.

The balance of inventory is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$630	$1,192
Finished goods	6,319	4,265
Total inventories	$6,949	$5,457

The Company performs an assessment of the recoverability of inventory during each reporting period, and, if applicable, writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no expenses recorded for excess inventory or other impairments for each of the three and six months ended June 30, 2026 and 2025.

Related Party Transactions – The Company’s Chief Financial Officer held an indirect ownership interest in Exceller Hunt MicroTransponder 2017, LP (“Exceller Hunt”) and the Curnes Fund 2001 (“Curnes Fund”), both of which are stockholders of the Company. Jordan Curnes, the Company’s Co-founder and a former member of the Board of Directors, also held an indirect ownership interest in the Curnes Fund. Entities affiliated with U.S. Venture Partners and Osage University Partners are principal stockholders of the Company.

During the six months ended June 30, 2026, Exceller Hunt and the Curnes Fund participated in the Company’s issuance of convertible promissory notes discussed in Note 6 and purchased approximately $4.0 million and $2.1 million of such notes, respectively. Entities affiliated with U.S. Venture Partners, GPG Healthcare Opportunities Fund, LLC, Osage University Partners, and Casey Tansey, a member of the Board of Directors, also participated in the Company's issuance of convertible promissory notes discussed in Note 6 and purchased approximately $3.8 million, $7.4 million, $6.6 million and $2.0 million of such notes, respectively. GPG Healthcare Opportunities Fund, LLC was a principal stockholder of the Company at the time of the financing. The convertible promissory notes were issued on the same terms and conditions as those offered to other investors in the financing. In connection with the Company’s initial public offering in May 2026, the convertible promissory notes automatically converted into shares of the Company’s common stock in accordance with their terms, and no principal amount of the notes remained outstanding as of June 30, 2026.

During the six months ended June 30, 2025, Exceller Hunt and the Curnes Fund acquired 569,973 and 427,480 shares of the Company's Series F redeemable convertible preferred stock, respectively, at a price of $2.6317 per share. Entities affiliated with U.S. Venture Partners, GPG Healthcare Opportunities Fund, LLC, and Osage University Partners also participated in the Company's Series E and Series F redeemable convertible preferred stock financings on the same terms and conditions as other investors.

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

On November 26, 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as extinguishments of debt. The amendments may be applied on either a prospective or a retrospective basis. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2024-04 as of January 1, 2026, on a prospective basis and it did not have a material impact on its financial statements.

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

Fair Value of Liabilities – The following tables represent the Company’s financial liabilities according to the fair value hierarchy, measured at fair value (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$134	$134
Total liabilities, at fair value	$—	$—	$134	$134

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$865	$865
Total liabilities, at fair value	$—	$—	$865	$865

The Company’s warrant liabilities consisted of warrants issued in connection with certain preferred stock financings and warrants issued in connection with the Company’s Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon”). The warrant liabilities were categorized within Level 3 of the fair value hierarchy because their valuation included significant inputs that were not observable in active markets. The classification of a financial instrument within the fair value hierarchy is based on the lowest-level input that is significant to the fair value measurement.

Prior to the IPO, the fair value of the warrant liability was estimated using the option-pricing model based on the Black-Scholes-Merton model with the following inputs:

	Preferred Warrants
December 31, 2025	Series B	Series D	Series E2 and F
Strike price	$3.73744	$4.20700	$2.54430
Expected dividend yield	— %	— %	— %
Expected term (years)	7.0	7.4	8.0
Volatility	80%	80%	80%
Risk-free interest rate	3.445%	3.445%	3.445%

The Company estimated volatility based upon analysis of the historical volatility of peer public companies as well as factors specific to the Company, including, but not limited to, size, expected growth and relative risk. The expected life assumption was based on the remaining contractual terms of the warrants. The risk-free rate as of December 31, 2025 was based on the 1.5 year U.S. Treasury bond yield. The expected dividend yield used is zero, because the Company has no present intention to pay cash dividends.

Immediately prior to the IPO, the fair value of the warrant liability was estimated by multiplying the number of equivalent common shares by the difference between the common stock offering price and the exercise price. All of the redeemable convertible preferred stock warrants were exercised or expired upon the completion of the IPO.

As of June 30, 2026, the Company’s warrant liability consisted solely of warrants issued in connection with the Loan and Security Agreement with Horizon Technology Finance Corporation (the “Horizon Warrants”). The fair value of the Horizon Warrants was estimated by multiplying the number of equivalent common shares by the difference between the Company’s closing stock price and the exercise price.

Changes in the fair value of the warrant liabilities were recognized within Other income (expense), net in the condensed statements of operations.

In January and February 2026, the Company issued convertible promissory notes in an aggregate principal amount of $40.0 million (the “Convertible Notes”). The Company elected the fair value option under ASC 825 for the Convertible Notes. At issuance, the fair value of the Convertible Notes was determined based on the transaction price, which the Company concluded represented an orderly transaction between market participants. Prior to the Company’s IPO, subsequent fair value measurements were determined using a scenario-based valuation model that incorporates probability-weighted outcomes across multiple potential scenarios, including an initial public offering, financing, change of control, maturity, and default. The model incorporated discounted cash flow techniques and option-pricing methodologies to reflect the embedded conversion features, and was calibrated to the transaction price at issuance and was updated at the pre-IPO measurement date. Significant unobservable inputs included discount rate (including a company-specific credit spread), equity volatility, and the probability and timing of potential liquidity events. Accordingly, the Convertible Notes are recurring Level 3 liabilities measured under the ASC 825 fair value option.

As of issuance, key assumptions included a discount rate of approximately 21.2%, equity volatility of approximately 85%, and expected term of 1.0 – 2.0 years. As of March 31, 2026, key assumptions included a discount rate of approximately 21.5%, equity volatility of approximately 80% and expected timing of liquidity events of 0.8 – 1.5 years. At issuance and as of March 31, 2026, the estimated probability of an initial public offering was 40% and a change of control was 20%.

The following table summarizes the change in the fair value of the Convertible Notes (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Beginning balance	$40,728	$—
Issuance of convertible notes payable	—	40,000
Change in fair value	4,142	4,870
Conversion of convertible notes payable to common stock	(44,870)	(44,870)
Ending balance	$—	$—

In May 2026, all of the Convertible Notes were converted into an aggregate of 3,333,324 shares of common stock upon the Company’s IPO. Immediately prior to conversion, the Convertible Notes had an estimated fair value of $44.9 million. The estimated fair value reflected the $15.00 per share IPO price, adjusted for a 10.3% discount for lack of marketability associated with the 180-day contractual restriction on the shares issued upon conversion. The discount for lack of marketability was estimated using an option-pricing model that incorporated the contractual restriction period and expected equity volatility. No Convertible Notes remained outstanding as of June 30, 2026.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$1,029	$492	$844	$437
Accruals for warranties issued	358	152	686	285
Claims settled	(124)	(30)	(267)	(108)
Ending balance	$1,263	$614	$1,263	$614

Note 6 – Convertible Notes and Notes Payable

Convertible Notes

In January and February 2026, the Company issued Convertible Notes in an aggregate principal amount of $40.0 million (the “Convertible Notes”). The Convertible Notes were scheduled to mature two years from their respective issuance dates unless earlier converted or repaid. The Convertible Notes bore no interest during the first six months following issuance and thereafter provided for payment-in-kind (“PIK”) interest at a rate of 7.0% per annum. In connection with the initial public offering, any accrued PIK interest was contractually waived immediately prior to conversion. The Convertible Notes provided for conversion upon the occurrence of specified events, including a qualified financing, non-qualified financing, change of control, or initial public offering.

The Company elected the fair value option under ASC 825 for the Convertible Notes in order to account for the Convertible Notes as a single unit of account, which reflects the combined effect of the debt host and the embedded features within the overall fair value measurement. Accordingly, the Convertible Notes were initially recorded at fair value and subsequently remeasured at fair value at each reporting date through the date of conversion, with changes in fair value recognized in the statement of operations within “Change in fair value of convertible notes payable.” No portion of the change in fair value was attributed to instrument-specific credit risk. Because the Convertible Notes were accounted for under the fair value option, no separate interest expense was recognized.

Prior to conversion, the Convertible Notes are presented as a separate line item on the balance sheet titled “Convertible notes payable”. At issuance, the Company determined that the transaction price represented the best evidence of fair value and recorded the Convertible Notes at the proceeds received. Immediately prior to the conversion in May 2026, the estimated fair value was $44.9 million. The estimated fair value reflected the $15.00 per share IPO price, adjusted for a 10.3% discount for lack of marketability associated with the 180-day contractual restriction applicable to the shares issued upon conversion. See Note 4 – Fair Value Measurements for the discussion on the methodology and assumptions used in assessing the fair value of the Convertible Notes.

Immediately prior to the completion of the Company’s IPO in May 2026, all Convertible Notes were converted into an aggregate of 3,333,324 shares of common stock in accordance with their contractual terms. Following the conversion, no Convertible Notes remained outstanding as of June 30, 2026.

Notes

On December 29, 2023, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation. On June 1, 2024, Horizon Technology Finance Corporation assigned all of its right, title and interest in and to the loans outstanding under the Loan and Security Agreement and related warrants to Horizon Funding II, LLC, its wholly-owned subsidiary (together with Horizon Technology Finance Corporation, “Horizon”). The Loan and Security Agreement provides for term loans of up to an aggregate principal amount of $30.0 million, available in four equal tranches of $7.5 million. Each tranche comprises two equal loans of $3,750,000. As of June 30, 2026, the Company had $7.5 million in principal outstanding under the Loan and Security Agreement (the “Notes”).

Borrowings under the Loan and Security Agreement accrue interest at an annual rate equal to the greater of (i) the Wall Street Journal (or any successor thereto) prime rate (subject to a floor of 8.50%) plus 3.75% and (ii) 12.25%. The Company is required to make monthly payments of interest through January 1, 2028, followed by amortizing principal and interest payments through the maturity date of January 1, 2029. The unpaid balance of principal and accrued interest is due at maturity. The borrowings are secured by substantially all of the Company’s assets, excluding intellectual property.

In connection with the Company’s draw down of the first tranche under the Loan and Security Agreement, the Company issued warrants to purchase such number of securities representing an aggregate of $262,500 to the lender. The warrants are exercisable at the election of the holder for (i) shares of Series E-2 redeemable convertible preferred stock at an exercise price of $2.5443 per share or, (ii) shares of Series F redeemable convertible preferred stock at an exercise price of $2.6317 per share, and expire ten years from the date of issuance. The warrants allow for settlement in shares and are transferable at the holder’s discretion. The value of the warrants is capped at $2.5443 per share, a total of $262,500, but the number of shares is not limited. Immediately prior to the completion of the IPO, the warrants automatically converted into warrants to purchase 29,620 shares of common stock with an average exercise price of $8.8618 per share. As of June 30, 2026, these warrants remain outstanding.

As of June 30, 2026 and December 31, 2025, the carrying value of the borrowings under the Loan and Security Agreement was $7.3 million and $7.1 million, net of unamortized debt discount and deferred financing costs. The Company amortizes deferred financing costs associated with the Notes to interest expense over the term of the Notes. The amortization of debt discount was not material for each of the three months ended June 30, 2026 and 2025 and was $0.1 million and not material for the six months ended June 30, 2026 and 2025, respectively. The amortization of deferred financing costs was immaterial for each of the three months ended June 30, 2026 and 2025 and each of the six months ended June 30, 2026 and 2025.

There were no additional borrowings, repayments, or material modifications regarding the Loan and Security Agreement during the six months ended June 30, 2026. Total interest expense was $0.2 million for each of the three months ended June 30, 2026 and 2025 and was $0.5 million for each of the six months ended June 30, 2026 and 2025, respectively.

Note 7 – Leases

On March 7, 2023, the Company entered into a noncancellable operating lease for office space and warehouse space. The commencement date of this lease was July 1, 2023, with an end date of July 31, 2028. Leases for all prior years were month to month. The original lease contained a renewal option to extend the term for a period of five years. Because the Company was reasonably certain it would exercise its renewal option, the optional period was included in determining the lease term, and associated payments under these renewal options were included in lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contract include fixed payments plus variable payments. The Company’s office space lease requires it to make variable payments for the Company’s proportionate share of the building’s property taxes, and common area operating expenses. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

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

Supplemental lease cost information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$102	$30	$204	$55
Short-term lease cost	7	8	13	18
Variable lease cost	22	11	38	22
Total lease cost	$131	$49	$255	$95

The following table presents the lease balances within the balance sheet (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases:
Right-of-use asset	$932	$1,068

Operating lease liabilities, current	$358	$358
Operating lease liabilities, non-current	790	948
Total operating lease liabilities	$1,148	$1,306

The following table presents undiscounted future minimum lease payments as of June 30, 2026, which reconcile to the total lease liability as follows (in thousands):

Years Ending December 31
2026, remaining months	$229
2027	467
2028	387
2029	206
2030	70
Total undiscounted future minimum lease payments	1,359
Less: Amounts representing interest	(211)
Total lease liabilities	$1,148

The weighted average lease terms and discount rates are as follows:

Operating Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	3.05 years	3.54 years
Weighted-average discount rate	10.82%	10.82%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025	2026	2025
Operating cash flow from operating leases	$113	$26	$225	$51

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items recognized in the period. The Company had an effective tax rate of 0% for each of the three and six months ended June 30, 2026 and 2025. The Company continues to incur operating losses.

For periods ended June 30, 2026 and 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets as management believes it is more likely than not that these assets will not be realized based on the Company’s history of operating losses. The Company’s tax provision for interim periods primarily reflects state income taxes and other minimum taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various federal tax changes, including extensions of certain 2017 Tax Cuts and Jobs Act (“TCJA”) provisions and updates to individual and business tax rules. Management evaluated the provisions applicable to the Company and determined that OBBBA did not have a significant impact on the Company’s condensed unaudited interim financial statements for the three and six months ended June 30, 2026.

Note 9 – Redeemable Convertible Preferred Stock

Prior to the Company’s IPO, the Company had issued Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”), Series C redeemable convertible preferred stock (“Series C”), Series D redeemable convertible preferred stock (“Series D”), Series E-1 redeemable convertible preferred stock (“Series E-1”), Series E-2 redeemable convertible preferred stock (“Series E-2”), and Series F redeemable convertible preferred stock (“Series F”), collectively the (“Preferred Stock”).

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

The Company classified the Series F preferred stock tranche obligation as a liability on its balance sheets as it represents a freestanding financial instrument that may require the Company to transfer assets to settle its obligation (upon events that are outside of its control). The Series F preferred stock tranche obligation was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date until settlement. Changes in the fair value of the Series F preferred stock tranche obligation were recognized as a component of other income, net in the statements of operations.

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

Immediately prior to the completion of the Company’s IPO in May 2026, all the outstanding shares of Preferred Stock automatically converted into an aggregate of 18,831,853 shares of common stock in accordance with their terms, and all related liquidation preferences and other preferential rights terminated. Following the conversion, no shares of Preferred Stock remained outstanding as of June 30, 2026.

As of December 31, 2025, Preferred Stock consists of the following (in thousands, except for share and per share amounts):

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

Dividends

In the event dividends are declared by the Board of Directors on the common stock (except dividends on common stock payable in additional shares of common stock), the holders of the Preferred Stock shall be entitled to receive a dividend per share on the Preferred Stock, as applicable, pro rata with the shares of common stock, as if such shares of Preferred Stock had been converted to shares of common stock, assuming for this purpose only that shares of redeemable convertible preferred stock are convertible into fractional shares, at the record date for the determination of stockholders entitled to such dividends. The right to receive dividends on shares of redeemable convertible preferred stock is non-cumulative, and no right to such dividends accrues to holders of redeemable convertible preferred stock by reason of the fact that dividends on such shares are not declared or paid in any years. No dividends have been declared or paid as of the Company’s IPO date or December 31, 2025.

Redeemable Convertible Preferred Stock Warrants

As of December 31, 2025, the Company had 908,000 warrants for Series B redeemable convertible preferred stock (“Series B Preferred Warrants”) outstanding. These warrants were issued during 2012 and 2013 in connection with the issuances of Series B redeemable convertible preferred stock. In addition, as of December 31, 2025, the Company had 258,000 warrants for Series D redeemable convertible preferred stock (“Series D Preferred Warrants”) outstanding.

In connection with the Company’s IPO in May 2026, certain outstanding redeemable convertible preferred stock warrants were exercised in accordance with their terms, and all remaining redeemable convertible preferred stock warrants expired. Accordingly no warrants to purchase redeemable convertible preferred stock remained outstanding as of June 30, 2026.

Note 10 – Common Stock

In March 2025, the Company amended and restated the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 86,600,000 shares at $0.01 per share. In May 2026, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to 950,000,000 shares at $0.01 per share.

Note 11 – Share-Based Compensation

In April 2026, the Board of Directors approved the Company’s 2026 Incentive Award Plan (the “2026 Plan”) and 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The stockholders of the Company approved the 2026 Plan and the 2026 ESPP in May 2026. Both plans became effective in connection with the Company’s IPO. The 2026 Plan provides for the grant of equity-based awards and authorizes an initial share reserve of 6,440,000 shares, as well as annual increases in the number of shares available for issuance thereunder. The 2026 ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock and includes an initial share reserve of 460,000 shares and annual increases based on a percentage of outstanding shares.

On December 15, 2022, the Board of Directors approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) providing for the grants of non-qualified stock options, incentive stock options and other stock-based awards up to an aggregate of 7,575,181 shares of common stock, $0.01 par value per share. This consisted of the available reserve from the 2007 Equity Incentive Plan (the “2007 Plan”) plus all returned shares. The 2022 Plan serves as the successor to and continuation of the 2007 Plan, and all options that were granted under the 2007 Plan (unless forfeited, exercised or expired) remained outstanding as of December 31, 2022. Awards issued under the 2007 Plan remain subject to the terms of the 2007 Plan, and unissued authorized 2007 shares became available under the 2022 Plan. No issued 2007 Plan awards were converted. The 2007 Plan contained an antidilution provision. Following a 1,000-for-1 common stock split in June 2022, the number of option shares for prior periods was retrospectively adjusted to reflect the split. No other terms of these existing awards were changed except for the number of option shares and the exercise price to reflect the stock split. Because the modification did not result in incremental fair value under ASC 718, no additional compensation expense was recognized in 2022.

Under the 2022 Plan, stock options generally vest and become exercisable in respect of 25% of the total number of Shares initially subject to the Options on the first anniversary of the Vesting Commencement Date, and in respect of 1/48th of the total number of Shares initially subject to the Option on each monthly anniversary of the Vesting Commencement Date thereafter, so that 100% of the Shares subject to the Option shall be vested on the fourth anniversary of the Vesting Commencement Date, in each case, subject to the Optionee remaining as a Service Provider (as defined in the Plan) through the applicable vesting date. Certain awards may vest immediately upon grant or may be subject to performance-based vesting conditions, as determined by the Board of Directors. During the year ended 2025, the Company granted two executive awards that include performance-based vesting conditions. Share-based compensation expense related to these awards was not material for the periods presented. The Board of Directors administers the 2022 Plan and determines the exercise prices of options based on the fair value of the Company’s common stock on the grant date. In certain instances, options have been granted with exercise prices in excess of fair market value at the date of grant.

All share and per-share amounts presented in the note have been retrospectively adjusted to reflect the Company’s 1-for-3.483 reverse stock split effected on May 1, 2026.

The fair market value of stock options was estimated using the Black-Scholes valuation model. Because the Company has limited trading history as a public company, expected volatility is estimated using the historical volatility of a group of comparable publicly traded companies over a period of time equal to the expected life of the options. The Company uses the simplified method to calculate the expected term and contractual terms. Under the simplified method, the expected life is equal to the average of the share-based award’s weighted average vesting period and its contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. There were no expected dividends. The following assumptions were used in estimating the fair value of option grants issued:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Expected term (years)	5.6 — 6.1	4.9 — 6.1	5.6 — 6.1	3.3 — 6.1
Volatility	58.6% — 58.9%	51.5% — 52.0%	58.6% — 81.9%	51.5% — 52.9%
Risk-free interest rate	4.1% — 4.2%	3.8% — 4.0%	4.0% — 4.2%	3.8% — 4.2%
Dividend yield	—	—	—	—

The following assumptions were used to estimate the fair value of common stock to be purchased under the 2026 Employee Stock Purchase Plan (ESPP) in 2026:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Expected term (years)	0.5	0.5
Volatility	53.4%	53.4%
Risk-free interest rate	3.7%	3.7%
Dividend yield	—	—

Stock options — A summary of stock options activity under the 2007, 2022, and 2026 Plans is presented below (in thousands, except for share and per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,046,266	$3.51	7.90	$1,611
Options Granted	3,396,740	$13.83
Options Exercised	(172,402)	$3.14
Options Forfeited, Cancelled, or Expired	(98,129)	$4.78
Outstanding as of June 30, 2026	7,172,475	$8.41	8.73	$40,124
Vested and exercisable at June 30, 2026	2,014,642	$3.39	6.35	$20,159

The following table summarizes information about stock options outstanding as of June 30, 2026:

	Options Outstanding			Options Vested
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Term	Number of	Weighted Average
Exercise Price	Shares	Exercise Price	(in years)	Shares	Exercise Price
$1.40	22,969	$1.40	3.35	22,969	$1.40
$2.66	61,727	$2.66	4.20	61,727	$2.66
$2.79	84,409	$2.79	2.53	84,409	$2.79
$2.88	43,066	$2.88	4.83	43,066	$2.88
$3.24	240,178	$3.24	7.98	124,573	$3.24
$3.38	1,181,973	$3.38	6.54	1,108,237	$3.38
$3.42	31,812	$3.42	7.27	21,583	$3.42
$3.73	1,498,215	$3.73	8.64	511,124	$3.73
$3.94	522,702	$3.94	9.32	—	$3.94
$4.11	99,604	$4.11	8.75	36,954	$4.11
$7.91	524,180	$7.91	9.73	—	$7.91
$13.50	182,800	$13.50	9.93	—	$13.50
$15.00	2,678,840	$15.00	9.86	—	$15.00
$1.40 — $15.00	7,172,475	$8.41	8.73	2,014,642	$3.39

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The aggregate intrinsic value of all options exercised was $0.4 million and less than $10,000 for the three months ended June 30, 2026 and 2025, respectively, and was $1.0 million and $35,000 for the six months ended June 30, 2026 and 2025, respectively. The total fair value of options vested was $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The options granted had a weighted average grant date fair value of $8.75 per share and $1.95 per share for the three months ended June 30, 2026 and 2025, respectively, and $8.28 per share and $1.95 per share for the six months ended June 30, 2026 and 2025, respectively. The options forfeited had a weighted average grant date fair value of $4.29 per share and $1.74 per share for the three months ended June 30, 2026 and 2025, respectively, and $2.65 per share and $1.74 per share for the six months ended June 30, 2026 and 2025, respectively. The total compensation cost related to non-vested stock options to be recognized in the future as of June 30, 2026, was $32.6 million over a weighted-average period of approximately 3.5 years.

Restricted stock units — A summary of officer, employee, and non-employee restricted stock units granted and outstanding, under the 2026 Plan is presented below (in thousands, except for share and per share amounts):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	—	—	—
Restricted Stock Units Granted	181,560	$15.00
Restricted Stock Units Forfeited, Cancelled, or Expired	(2,000)	$15.00
Outstanding as of June 30, 2026	179,560	$15.00	$2,406
Expected to vest as of June 30, 2026	179,560	$15.00	$2,406

Share-based compensation expense recognized in the condensed statements of operations was classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development costs	$210	$—	$278	$—
Selling, general and administrative expenses	1,397	404	1,736	605
Total share-based compensation expense	$1,607	$404	$2,014	$605

Share-based compensation expense by award type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	$1,417	$404	$1,824	$605
Restricted stock units	98	—	98	—
Employee stock purchase plan	92	—	92	—
Total share-based compensation expense	$1,607	$404	$2,014	$605

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(21,043)	$(10,490)	$(38,783)	$(21,143)

Share (denominator):
Weighted average number of common shares outstanding used in basic computation	19,089,211	843,168	10,054,267	832,224
Weighted average number of common shares outstanding used in diluted computation	19,089,211	843,168	10,054,267	832,224

Net loss per share attributable to common stockholders
Basic	$(1.10)	$(12.44)	$(3.86)	$(25.41)
Diluted	$(1.10)	$(12.44)	$(3.86)	$(25.41)

The following table summarizes the as-converted securities that were excluded from the diluted net loss per share calculation because the effect of including these potential shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Series A redeemable convertible preferred stock	—	402,239	—	402,239
Series B redeemable convertible preferred stock	—	953,488	—	953,488
Series C redeemable convertible preferred stock	—	391,042	—	391,042
Series D redeemable convertible preferred stock	—	1,396,784	—	1,396,784
Series E redeemable convertible preferred stock	—	8,597,145	—	8,597,145
Series F redeemable convertible preferred stock	—	3,545,628	—	3,545,628
Redeemable convertible preferred stock warrants	—	364,390	—	364,390
Common stock warrants	29,620	—	29,620	—
Convertible notes payable	—	—	—	—
Common shares issuable upon the exercise of stock options	7,172,475	3,214,847	7,172,475	3,214,847
Common shares issuable upon the release of restricted stock units	179,560	—	179,560	—
Potentially dilutive securities	7,381,655	18,865,563	7,381,655	18,865,563

In connection with the IPO, on May 1, 2026, the Company effected a 1-for-3.483 reverse stock split. All share and per share amounts for all periods presented have been retroactively adjusted to reflect this reverse stock split.

Note 13 – Commitments and Contingencies

From time to time, the Company may become a party to claims, legal actions, and complaints arising in the ordinary course of business. Management is not aware of any such matters which would have a material effect on its financial position, results of operations, or cash flows. The Company relies on third-party manufacturers for the production of its IPGs and stimulation leads. Certain of these arrangements include non-cancelable purchase commitments and binding forecast obligations. The Company issues purchase orders based on production requirements, which are generally non-cancelable once accepted by the supplier. As of June 30, 2026, the Company had outstanding non-cancelable purchase orders totaling approximately $9.3 million, which are expected to be fulfilled in the next twelve months. As of December 31, 2025, the Company had outstanding non-cancelable purchase orders totaling approximately $7.1 million, which are expected to be fulfilled during 2026.

During September 2024, the Company entered into an updated IPG supply agreement that expanded the scope of its supply arrangements with the third-party manufacturer. The agreement includes minimum annual purchase commitments over a five-year period commencing upon the first commercial shipment of product under the agreement. The first commercial shipment is currently expected to occur in 2028. The agreement also requires the Company to provide rolling twelve-month forecasts, portions of which may become binding. As of June 30, 2026, no binding forecast commitments had been established under this agreement. The aggregate minimum purchase obligation over the five-year commitment period totals approximately $5.8 million.

Note 14 – Segment Information

The Company operates as a single operating and reportable segment focused on the development and commercialization of the Vivistim System. The Company’s chief executive officer serves as its chief operating decision maker (“CODM”). The Company’s measure of segment profit or loss is net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and during the Company’s budgeting and forecasting process to assess segment performance and make decisions regarding the allocation of resources. Significant segment expenses within net loss include cost of goods sold, research and development, and selling, general and administrative expenses. The only segment asset regularly reviewed by the CODM is cash and cash equivalents, which is reported on the balance sheets. No individual customer accounted for more than 10% of the Company’s revenue for any of the three and six months ended June 30, 2026 and 2025, respectively.

The following table presents segment revenue and significant segment expense categories regularly provided to the CODM for purposes of managing the Company’s single operating and reportable segment. Segment revenue and net loss are consistent with the statements of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$13,505	$6,674	$25,579	$12,335
Less:
Cost of goods sold	2,267	1,184	4,400	2,199
Research and development costs	2,278	1,418	3,970	2,772
Selling, general and administrative expenses (1)	26,886	14,532	52,072	28,128
Other segment items (2)	3,117	30	3,920	379
Net loss	$(21,043)	$(10,490)	$(38,783)	$(21,143)

(1)
Selling, general and administrative expenses include depreciation and amortization expense of $0.1 million and $32,000 for the three months ended June 30, 2026 and 2025, respectively and $0.2 million and $0.1 million for six months ended June 30, 2026 and 2025.
(2)
Other segment items represent the net effect of the change in fair value of convertible notes payable, interest expense, other income, net, and provision for income taxes, as shown on the statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our condensed unaudited interim financial statements (the condensed financial statements) and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our prospectus dated May 7, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended on May 8, 2026.

Overview

We are a commercial-stage medical device company redefining stroke recovery for survivors living with life-altering motor impairments. Our Vivistim Paired Vagus Nerve Stimulation (Paired VNS) System is the first and only clinically-validated, FDA-approved solution for chronic ischemic stroke survivors with moderate to severe upper extremity impairments. Stroke is one of the leading causes of long-term disability in the United States. While advancements in acute stroke care over the past decade have significantly reduced mortality, innovation for chronic stroke recovery has lagged, resulting in a growing number of stroke survivors living with meaningful impairments. Our breakthrough Vivistim Paired VNS System (Vivistim System) addresses this unmet need. The Vivistim System includes an implanted pulse generator and lead that deliver stimulation to the vagus nerve when activated. During treatment (Vivistim Therapy), intentional bursts of stimulation are delivered during functional movement to increase neuroplasticity and durably restore motor function. Clinical data have demonstrated that Vivistim Therapy delivers meaningful improvements in upper limb function, which can help stroke survivors regain critical capabilities and independence and restore quality of life, regardless of the time elapsed since the patient’s stroke. In July 2026, two-year follow-up data from the VNS-REHAB pivotal trial were published in Neurology. The publication reported that improvements observed following Vivistim Therapy in upper-limb motor impairment and function and certain patient-reported measures were sustained for at least two years. We believe we are setting a new standard of care in chronic stroke recovery, facilitating a new treatment pathway for chronic ischemic stroke survivors with moderate to severe upper extremity impairments.

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

To date, our primary sources of capital have been private placements of preferred stock, debt financing arrangements, revenue from sales of our Vivistim System and net proceeds from our initial public offering in May 2026 (the “IPO”). For the six months ended June 30, 2026, we generated revenue of $25.6 million, with a gross margin of 82.8%, and had a net loss of $38.8 million, compared to revenue of $12.3 million, with a gross margin of 82.2%, and a net loss of $21.1 million for the six months ended June 30, 2025. As of June 30, 2026, we had cash and cash equivalents of $177.1 million and an accumulated deficit of approximately $196.6 million. In May 2026, we completed our IPO and received net proceeds of approximately $134.0 million.

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
•
Growing our commercial organization. To promote awareness and utilization, we expect to continue to efficiently invest in and grow our commercial organization. For example, our selling, general and administrative expenses were $26.9 million for the three months ended June 30, 2026 compared to $14.5 million for the three months ended June 30, 2025. We intend to continue to make significant investments in our commercial organization by scaling our team, which we believe will broaden our geographic reach, drive penetration, and increase access to our products. We seek to scale deliberately and efficiently using our scalable commercial model, which initially targets a highly concentrated group of high-volume primary and comprehensive stroke centers. These stroke centers are typically surrounded by a network of therapy sites with neurorehabilitation capabilities, providing the infrastructure for efficient implementation of Vivistim Therapy. Historically, substantially all Vivistim System implants have been performed at primary and comprehensive stroke centers. While we aim to expand strategically and efficiently, the rate at which we grow our commercial organization and the speed at which newly hired personnel become effective will impact our revenue growth and our costs incurred in anticipation of such growth.
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

Components of Results of Operations

Revenue

We currently generate all of our revenue from the sale of our Vivistim System to customers, mainly primary and comprehensive stroke centers, in the United States. Our customers typically purchase an initial stocking order and then reorder replenishment product as procedures are performed. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2026 and 2025. We expect revenue to increase as we expand our commercial organization and sales territories, add customers and expand patient and customer awareness. We have expanded our commercial organization to help us drive and support revenue growth and intend to continue this expansion. We also expect that demand, and thus revenue growth, will be positively impacted by, and to the extent that, we obtain additional positive coverage policies with payors. While we have experienced strong revenue growth, our revenue may fluctuate from quarter to quarter due to a variety of factors.

Cost of goods sold and gross margin

Cost of goods sold primarily consists of acquisition costs of finished goods and components, warranty costs to replace aged, damaged or unusable items, product replacement costs, any outbound shipping costs and packaging costs, depreciation, and allocated costs including facilities and information technology costs. We expect cost of goods sold to increase in absolute terms as our revenue grows.

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

Total other income (expense), net

Other income (expense), net consists primarily of changes in the fair value of our Convertible Notes and warrant liabilities, interest expense on our debt obligations, amortization of debt issuance costs, and interest income earned on our cash and cash equivalents. The Convertible Notes converted into common stock upon the completion of our IPO in May 2026 and will therefore not result in additional fair value adjustments in future periods.

Provision for Income Taxes

Provision for income taxes consists of income taxes in the United States and includes deferred taxes on temporary differences for tax and financial statement purposes.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentage)
Revenue	$13,505	$6,674	$6,831	102.4%
Cost of revenue	2,267	1,184	1,083	91.5%
Gross profit	11,238	5,490	5,748	104.7%
Operating expenses:
Research and development costs	2,278	1,418	860	60.6%
Selling, general and administrative expenses	26,886	14,532	12,354	85.0%
Total operating expenses	29,164	15,950	13,214	82.8%
Loss from operations	(17,926)	(10,460)	(7,466)	71.4%
Other income (expense)
Change in fair value of convertible notes payable	(4,142)	—	(4,142)	N/A
Interest expense	(254)	(241)	(13)	5.4%
Other income (expense), net	1,281	213	1,068	501.4%
Total other expense, net	(3,115)	(28)	(3,087)	11025.0%

Loss before provision for income tax	(21,041)	(10,488)	(10,553)	100.6%
Provision for income taxes	(2)	(2)	—	0.0%
Net loss	$(21,043)	$(10,490)	$(10,553)	100.6%

Revenue. Revenue increased by $6.8 million, or 102.4%, to $13.5 million for the three months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025. The increase was driven primarily by higher adoption of the Vivistim System, as units of IPGs sold, a primary component of the Vivistim System, increased comparably during the period. This revenue growth reflects our continued efforts to increase awareness and expand our commercial organization while maintaining a consistent average selling price of the Vivistim System.

Cost of goods sold and gross margin. Cost of goods sold increased by $1.1 million, or 91.5%, to $2.3 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025. While the cost per unit of the underlying product remained relatively consistent year over year, the increase in cost of goods sold was primarily driven by higher sales volume of Vivistim Systems. Gross margin increased to 83.2% in the current period, from 82.3% in the three months ended June 30, 2025. The increase was primarily attributable to inbound freight and tariff costs recognized in cost of goods sold during the period, partially offset by other changes in product and warranty costs.

Research and development costs. Research and development costs increased by $0.9 million, or 60.6%, to $2.3 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025. The increase was primarily due to a $0.6 million increase in personnel-related expenses associated with increased headcount and a $0.3 million increase in product development efforts, including external development services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.4 million, or 85.0%, to $26.9 million for the three months ended June 30, 2026, compared to $14.5 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $7.6 million in personnel-related expenses as a result of increased headcount primarily in our commercial organization, as well as higher commissions related to increased sales of Vivistim Systems. The increase also included $1.7 million in travel, meeting, marketing and branding expenses and $1.9 million in share-based compensation and professional fees.

Total other income (expense), net. Total other expense, net was $3.1 million for the three months ended June 30, 2026, compared to total other expense, net of $28,000 for the three months ended June 30, 2025. The increase in total other expenses was primarily attributable to a $4.1 million loss from the change in the fair value of our Convertible Notes, partially offset by $0.7 million of higher interest income resulting from a higher average cash balance and a $0.2 million gain from changes in the fair value of warrant liabilities.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentage)
Revenue	$25,579	$12,335	$13,244	107.4%
Cost of revenue	4,400	2,199	2,201	100.1%
Gross profit	21,179	10,136	11,043	108.9%
Operating expenses:
Research and development costs	3,970	2,772	1,198	43.2%
Selling, general and administrative expenses	52,072	28,128	23,944	85.1%
Total operating expenses	56,042	30,900	25,142	81.4%
Loss from operations	(34,863)	(20,764)	(14,099)	67.9%
Other income (expense)
Change in fair value of convertible notes payable	(4,870)	—	(4,870)	N/A
Interest expense	(611)	(480)	(131)	27.3%
Other income (expense), net	1,563	104	1,459	1402.9%
Total other expense, net	(3,918)	(376)	(3,542)	942.0%

Loss before provision for income tax	(38,781)	(21,140)	(17,641)	83.4%
Provision for income taxes	(2)	(3)	1	(33.3)%
Net loss	$(38,783)	$(21,143)	$(17,640)	83.4%

Revenue. Revenue increased by $13.2 million, or 107.4%, to $25.6 million for the six months ended June 30, 2026, compared to $12.3 million for the six months ended June 30, 2025. The increase was driven primarily by higher adoption of the Vivistim System, as units of IPGs sold, a primary component of the Vivistim System, increased comparably during the period. This revenue growth reflects our continued efforts to increase awareness and expand our commercial organization while maintaining a consistent average selling price of the Vivistim System.

Cost of goods sold and gross margin. Cost of goods sold increased by $2.2 million, or 100.1%, to $4.4 million for the six months ended June 30, 2026, compared to $2.2 million for the six months ended June 30, 2025. While the cost per unit of the underlying product remained relatively consistent year over year, the increase in cost of goods sold was primarily driven by higher sales volume of Vivistim Systems and higher product warranty costs. Gross margin increased to 82.8% for the six months ended June 30, 2026, compared to 82.2% for the six months ended June 30, 2025. The increase was primarily attributable to inbound freight and tariff costs recognized in cost of goods sold during the period.

Research and development costs. Research and development costs increased by $1.2 million, or 43.2%, to $4.0 million for the six months ended June 30, 2026, compared to $2.8 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $0.8 million in personnel related expenses associated with increased headcount and a $0.4 million increase in product and related software development expenses, including external development services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $23.9 million, or 85.1%, to $52.1 million for the six months ended June 30, 2026, compared to $28.1 million for the six months ended June 30, 2025. The increase was primarily due to a $15.1 million increase in compensation and benefits and share-based compensation associated with increased headcount, primarily in our commercial organization, and higher commissions related to increased sales of Vivistim Systems. The increase also included $4.2 million in travel, meeting, marketing and branding expenses, including costs associated with our name change, and $2.5 million in audit, legal and other professional fees.

Total other income (expense), net. Total other expense, net was $3.9 million for the six months ended June 30, 2026, compared to total other expense, net of $0.4 million for the six months ended June 30, 2025. The increase was primarily attributable to a $4.9 million loss from changes in the fair value of our Convertible Notes and $0.1 million of higher interest expense, partially offset by $0.9 million of higher interest income resulting from a higher average cash balance and a $0.2 million gain from changes in the value of warrant liabilities.

Liquidity and Capital Resources

Overview

To date, our primary sources of capital have been private placements of preferred stock, debt financing arrangements, revenue from sales of our Vivistim System, and net proceeds from our IPO in May 2026. As of June 30, 2026, we had cash and cash equivalents of $177.1 million and an accumulated deficit of approximately $196.6 million. During the three months ended March 31, 2026, we issued Convertible Promissory Notes in an aggregate principal amount of $40.0 million. In May 2026, we completed our IPO and received proceeds of approximately $134.0 million.

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

Based on our current operating plan, we believe that our cash and cash equivalents, which include the net proceeds from our IPO in May 2026, will be sufficient to fund our planned operating expenses and meet our obligations for at least the next 12 months from the issuance date of the condensed financial statements. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by (used in)
Operating activities	$(33,398)	$(20,722)
Investing activities	(1,582)	(23)
Financing activities	178,483	32,435
Net increase in cash and cash equivalents	$143,503	$11,690

Operating Activities

Net cash used in operating activities was $33.4 million for the six months ended June 30, 2026, compared to $20.7 million for the six months ended June 30, 2025. Net cash used in operating activities for the six months ended June 30, 2026 was primarily due to our net loss of $38.8 million, as well as increases in accounts receivable, inventory, and other assets of $1.2 million, $1.5 million, and $1.0 million, respectively. These uses of cash were partially offset by non-cash adjustments for the change in fair value of convertible notes payable of $4.9 million and share-based compensation of $2.0 million, as well as increases in accounts payable and accrued liabilities and other of $2.1 million. Net cash used for the six months ended June 30, 2025 was primarily due to our net loss of $21.1 million and increases in inventory of $1.1 million, partially offset by non-cash adjustments for share-based compensation of $0.6 million, as well as other changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2026, compared to $23.0 thousand for the six months ended June 30, 2025. Net cash used in investing activities in each case consisted of purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $178.5 million for the six months ended June 30, 2026, attributable primarily to $139.5 million in proceeds from the issuance of common stock in our initial public offering, net of underwriting discounts and commissions, $40.0 million in aggregate proceeds from the issuance of Convertible Notes, including $25.9 million from related parties, $0.5 million received upon the exercise of common stock options, and $0.4 million received upon the cash exercise of redeemable convertible preferred stock warrants. The proceeds were offset by the payments of $2.0 million of deferred offering costs.

Net cash provided by financing activities was $32.4 million for the six months ended June 30, 2025, attributable primarily to $29.6 million in net proceeds from the issuance of Series F redeemable convertible preferred stock, $2.6 million in net proceeds from the related party issuance of Series F redeemable convertible preferred stock, and $0.2 million received upon the exercise of common stock options.

Loan and Security Agreement with Horizon

On December 29, 2023, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation. On June 1, 2024, Horizon Technology Finance Corporation assigned all of its right, title and interest in and to the loans outstanding under the Loan and Security Agreement and related warrants to Horizon Funding II, LLC, its wholly-owned subsidiary (together with Horizon Technology Finance Corporation, “Horizon”). The Loan and Security Agreement provides for term loans of up to an aggregate principal amount of $30.0 million, available in four equal tranches of $7.5 million. Each tranche comprises two equal loans of $3,750,000. As of June 30, 2026, we had $7.5 million in aggregate principal outstanding under the Loan and Security Agreement. Although the Loan and Security Agreement initially provided for term loans of up to $30.0 million in four tranches of $7.5 million each, the availability period for the remaining tranches expired on December 31, 2025, and no additional amounts are available to be drawn.

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

As of June 30, 2026, we were in compliance with all covenants contained in the Loan and Security Agreement.

2026 Convertible Notes

From January 30, 2026 through February 11, 2026, we issued convertible promissory notes to certain investors in an aggregate principal amount of $40.0 million (the “Convertible Notes”). The Convertible Notes were scheduled to mature on January 30, 2028 (the “Maturity Date”) and bore no interest for the first six months following the date of issuance, after which they would have accrued paid-in-kind interest at 7.0% per annum. Immediately prior to the closing of our IPO in May 2026, all outstanding Convertible Notes automatically converted into an aggregate of 3,333,324 shares of our common stock in accordance with their terms. No Convertible Notes remained outstanding as of June 30, 2026.

Contractual Obligations and Commitments

As of June 30, 2026, our contractual obligations and commitments consist primarily of obligations under our Loan and Security Agreement, operating leases and purchase commitments with third-party suppliers.

As of June 30, 2026, we had approximately $7.5 million in principal outstanding under the Loan and Security Agreement. Borrowings under the Loan and Security Agreement accrue interest at an annual rate equal to the greater of (i) The Wall Street Journal (or any successor thereto) prime rate (subject to a floor of 8.50%) plus 3.75% and (ii) 12.25%. We are required to make monthly payments of interest only through January 1, 2028. Following such date, we are required to make monthly payments of principal and accrued interest through maturity. The unpaid balance of principal and accrued interest is due at maturity. Amounts outstanding under the Loan and Security Agreement are secured by substantially all of our assets, excluding intellectual property. Because the interest rate is variable, future interest obligations are not fixed. For additional information, see Note 6 – Convertible Notes and Notes Payable to our condensed financial statements included in this Quarterly Report.

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

We rely on third-party contract manufacturers and suppliers and enter into purchase commitments in the ordinary course of business. These arrangements are generally executed through purchase orders and, in certain cases, include non-cancelable purchase commitments and binding forecast obligations. As of June 30, 2026, we had approximately $9.3 million of outstanding non-cancelable purchase commitments expected to be fulfilled within the next twelve months. For additional information, see Note 13 – Commitments and Contingencies to our condensed financial statements included in this Quarterly Report.

From time to time, we may become a party to claims, legal actions and complaints arising in the ordinary course of business. As of June 30, 2026, we are not aware of any material pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. For additional information, see Note 13 – Commitments and Contingencies to our condensed financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

Through June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to share-based compensation. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. For further discussion about our accounting policies, see Note 3 to our condensed financial statements included in this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our prospectus dated May 7, 2026. There have been no significant or material changes in our critical accounting policies since December 31, 2025, except that, following our IPO, the fair value of our common stock is based on its publicly quoted market price and is no longer determined using valuation methodologies applicable to a privately held company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and maintain effective controls over the review of the inputs in the calculation of net loss per share attributable to common stockholders. The material weakness resulted in a revision to the weighted average number of shares and net loss per share attributable to common stockholders within the statement of operations and related disclosures for the year ended December 31, 2025. Additionally, this material weakness could result in misstatements to net loss per share attributable to common stockholders and related disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Plan to Remediate the Material Weakness

In response to the previously identified material weakness, in the quarter ended March 31, 2026, our management implemented a new control and enhanced our internal control over financial reporting. These remediation measures include the design and implementation of a control over the calculation of weighted-average shares outstanding and net loss per share, including additional review by qualified accounting personnel. We have applied this control in connection with the preparation of our financial information for each of the quarters ended March 31, 2026 and June 30, 2026. Our management continues to evaluate the effectiveness of these remediation efforts and will continue to monitor the design and operating effectiveness of the new control. The material weakness will not be considered remediated until the applicable control have been designed, implemented, and operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued to operate and evaluate the remediation control implemented during the quarter ended March 31, 2026.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should consider carefully the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on June 4, 2026. During the three months ended June 30, 2026, there were no material changes to the risk factors previously disclosed in that report. The occurrence of any of the events or developments described in that report could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Immediately prior to the completion of our IPO on May 11, 2026: (i) all outstanding shares of our redeemable convertible preferred stock automatically converted into an aggregate of 18,831,853 shares of common stock; and (ii) our outstanding convertible promissory notes, together with any accrued paid-in-kind interest, automatically converted into an aggregate of 3,333,324 shares of common stock.

The shares of common stock issued upon the conversions described above were issued to existing security holders in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) because no commission or other remuneration was paid or given, directly or indirectly, for soliciting the conversions and, to the extent applicable, Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

We received net proceeds of approximately $134.0 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.5 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. BofA Securities, Inc., J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, BTIG, LLC, Nomura Securities International, Inc. and WR Securities, LLC acted as managing underwriters for the offering.

The net proceeds from our IPO have been invested primarily in savings and money market accounts. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 8, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended June 30, 2026, none of our officers or directors (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/11/2026	001-43275	3.1

3.2	Amended and Restated Bylaws.	8-K	5/11/2026	001-43275	3.2

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4/17/2026	333-295160	4.3

4.2	Warrant (Loan A) issued December 29, 2023 to lender.	S-1	4/17/2026	333-295160	4.4

4.3	Warrant (Loan B) issued December 29, 2023 to lender.	S-1	4/17/2026	333-295160	4.5

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	4/17/2026	333-295160	10.1

10.2#	2007 Stock Option Plan, as amended.	S-1	4/17/2026	333-295160	10.2

10.2.1#	Form of Stock Option Agreement under the 2007 Stock Option Plan, as amended.	S-1	4/17/2026	333-295160	10.2.1

10.3#	2022 Equity Incentive Plan, as amended.	S-1	4/17/2026	333-295160	10.3

10.3.1#	Form of Stock Option Agreement under the 2022 Equity Incentive Plan, as amended.	S-1	4/17/2026	333-295160	10.3.1

10.3.2#	Form of Restricted Stock Purchase Agreement under the 2022 Equity Incentive Plan, as amended.	S-1	4/17/2026	333-295160	10.3.2

10.4#	2026 Incentive Award Plan.	S-8	5/8/2026	333-295709	10.3

10.4.1#	Form of Option Award Agreement under the 2026 Incentive Award Plan.	S-8	5/8/2026	333-295709	10.3.1

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Exhibit	Filed / Furnished Herewith
10.4.2#	Form of Restricted Stock Unit Award Agreement under the 2026 Incentive Award Plan.	S-8	5/8/2026	333-295709	10.3.2

10.5#	2026 Employee Stock Purchase Plan.	S-8	5/8/2026	333-295709	10.4

10.6#	Non-Employee Director Compensation Program.	S-1	4/17/2026	333-295160	10.6

10.7#	Restated Employment Agreement between the Registrant and Richard Foust, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.12

10.8#	Restated Employment Agreement between the Registrant and Nelson Bunker Curnes, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.13

10.9#	Restated Employment Agreement between the Registrant and Thomas Jordan Curnes II, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.14

10.10#	Restated Employment Agreement between the Registrant and Douglas (Doug) Ellison, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.15

10.11#	Restated Employment Agreement between the Registrant and Prashant Rawat, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.16

10.12#	Restated Employment Agreement between the Registrant and Chase Leavitt, dated April 3, 2026.	S-1	4/17/2026	333-295160	10.17

10.13#	Executive and Key Employee Severance and Change in Control Plan.	S-1	4/17/2026	333-295160	10.18

10.14^	Amended and Restated Registration Rights Agreement among the Registrant and certain of its stockholders, dated March 5, 2025.	S-1	4/17/2026	333-295160	4.1

10.15^	Amended and Restated Shareholders’ Agreement among the Registrant and certain of its stockholders, dated March 5, 2025.	S-1	4/17/2026	333-295160	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to 302 of the Sarbanes Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to 302 of the Sarbanes Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer and Principal Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Exhibit	Filed / Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MOBIA MEDICAL, INC.
(Registrant)

Date: August 11, 2026	/s/ RICHARD FOUST
Richard Foust
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	/s/ BUNKER CURNES
Bunker Curnes
Chief Financial Officer (Principal Financial Officer)