Form 10-Q
period 2026-09-30
Mobia Medical, Inc.
filed 2026-11-05
CIK 1489993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 33,327,912 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Mobia Medical, Inc.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION	5

Item 1. Condensed Financial Statements	5

Condensed Balance Sheets (unaudited) as of September 30, 2026 and December 31, 2025	5

Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2026 and 2025	6

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2026 and 2025	7

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025	9

Notes to Condensed Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II—OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	43

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our expectations of future results of operations and financial condition, business strategy, solutions, technology, Research and Development (“R&D”) costs, regulatory approvals, potential market opportunity, anticipated trends in our business, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
the sufficiency of our capital resources;
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
•
our ability to obtain, maintain and expand regulatory approvals and clearances for our products and any new products we create;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mobia Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$160,692	$33,587
Accounts receivable	7,005	4,435
Inventory	8,351	5,457
Deferred offering costs	—	935
Other current assets	2,175	1,943
Total current assets	178,223	46,357
Property and equipment, net	1,941	669
Right-of-use assets — operating leases	860	1,068
Other assets	143	55
Total assets	$181,167	$48,149
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,300	$2,223
Operating lease liabilities, current	358	358
Product warranty liability	1,572	844
Accrued payroll, commissions, and bonuses	7,399	4,854
Accrued offering costs	—	935
Accrued and other current liabilities	2,486	992
Total current liabilities	15,115	10,206
Warrant liabilities	134	865
Notes payable, net of discount and deferred financing costs	7,301	7,130
Operating lease liabilities, non-current	708	948
Total liabilities	23,258	19,149
Commitments and contingencies (Note 13)
Redeemable convertible preferred issuable in series, stock, $0.01 par value, zero and 67,174,403 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero and 65,591,701 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; aggregate liquidation value of $0 and $182,255 as of September 30, 2026 and December 31, 2025, respectively	—	179,773
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 950,000,000 and 86,600,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 33,326,104 and 884,030 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	333	9
Additional paid-in capital	371,493	7,007
Accumulated deficit	(213,917)	(157,789)
Total stockholders’ equity (deficit)	157,909	(150,773)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$181,167	$48,149

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$15,616	$9,012	$41,195	$21,347
Cost of goods sold	2,616	1,836	7,016	4,035
Gross profit	13,000	7,176	34,179	17,312
Operating expenses
Research and development costs	2,548	1,605	6,518	4,377
Selling, general and administrative expenses	28,983	16,828	81,055	44,956
Total operating expenses	31,531	18,433	87,573	49,333
Loss from operations	(18,531)	(11,257)	(53,394)	(32,021)
Other income (expense)
Change in fair value of convertible notes payable	—	—	(4,870)	—
Interest expense	(257)	(244)	(868)	(724)
Other income (expense), net	1,445	79	3,008	183
Total other income (expense), net	1,188	(165)	(2,730)	(541)
Loss before provision for income tax	(17,343)	(11,422)	(56,124)	(32,562)
Provision for income tax	(2)	(1)	(4)	(4)
Net loss attributable to common stockholders	$(17,345)	$(11,423)	$(56,128)	$(32,566)
Net loss per share attributable to common stockholders
Basic	$(0.52)	$(13.31)	$(3.14)	$(38.72)
Diluted	$(0.52)	$(13.31)	$(3.14)	$(38.72)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	33,302,302	858,354	17,888,770	841,030
Diluted	33,302,302	858,354	17,888,770	841,030

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

For the three and nine months ended September 30, 2026

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	65,591,701	$179,773	884,030	$9	$7,007	$(157,789)	$(150,773)
Net loss	—	—	—	—	—	(17,740)	(17,740)
Exercise of common stock options	—	—	119,226	1	357	—	358
Share-based compensation	—	—	—	—	407	—	407
Balance, March 31, 2026	65,591,701	179,773	1,003,256	10	7,771	(175,529)	(167,748)
Net loss	—	—	—	—	—	(21,043)	(21,043)
Conversion of redeemable preferred stock to common stock	(65,591,701)	(179,773)	18,831,853	188	179,585	—	179,773
Conversion of convertible notes payable to common stock	—	—	3,333,324	33	44,837	—	44,870
Issuance of common stock upon exercise of warrants	—	—	64,499	1	967	—	968
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions of $10,500 and offering costs of $5,499	—	—	10,000,000	100	133,901	—	134,001
Exercise of common stock options	—	—	53,176	1	180	—	181
Share-based compensation	—	—	—	—	1,607	—	1,607
Balance, June 30, 2026	—	$—	33,286,108	$333	$368,848	$(196,572)	$172,609
Net loss	—	—	—	—	—	(17,345)	(17,345)
Initial public offering costs	—	—	—	—	(42)	—	(42)
Exercise of common stock options	—	—	39,996	—	124	—	124
Share-based compensation	—	—	—	—	2,563	—	2,563
Balance, September 30, 2026	—	$—	33,326,104	$333	$371,493	$(213,917)	$157,909

Mobia Medical, Inc. Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)

For the three and nine months ended September 30, 2025

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	40,892,855	$114,826	776,701	$8	$5,247	$(111,291)	$(106,036)
Net loss	—	—	—	—	—	(10,653)	(10,653)
Issuance of Series F redeemable convertible preferred stock, net of tranche liability of $626 and issuance costs of $264	11,351,970	28,985	—	—	—	—	—
Related Party Issuance of Series F redeemable convertible preferred stock, net of tranche liability of $55 and issuance costs of $23	997,453	2,547	—	—	—	—	—
Exercise of common stock options	—	—	65,105	1	210	—	211
Share-based compensation	—	—	—	—	201	—	201
Balance, March 31, 2025	53,242,278	146,358	841,806	9	5,658	(121,944)	(116,277)
Net loss	—	—	—	—	—	(10,490)	(10,490)
Exercise of common stock options	—	—	3,207	—	11	—	11
Share-based compensation	—	—	—	—	404	—	404
Balance, June 30, 2025	53,242,278	$146,358	845,013	$9	$6,073	$(132,434)	$(126,352)
Net loss	—	—	—	—	—	(11,423)	(11,423)
Exercise of common stock options	—	—	21,015	—	36	—	36
Share-based compensation	—	—	—	—	406	—	406
Balance, September 30, 2025	53,242,278	$146,358	866,028	$9	$6,515	$(143,857)	$(137,333)

The accompanying notes are an integral part of these condensed financial statements.

Mobia Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(56,128)	$(32,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	368	102
Share-based compensation	4,577	1,011
Change in fair value of convertible notes payable	4,870	—
Change in fair value of warrant liabilities	(205)	261
Fair value adjustment of redeemable convertible preferred stock tranche liability	—	235
Amortization of debt discount and debt issuance costs	171	27
Changes in operating assets and liabilities
Accounts receivable	(2,570)	(1,855)
Inventory	(2,894)	(1,537)
Other assets	(726)	(273)
Accounts payable	1,482	590
Accrued liabilities and other	4,735	1,691
Net cash used in operating activities	(46,320)	(32,314)
Cash flows from investing activities
Purchases of property and equipment	(1,640)	(259)
Net cash used in investing activities	(1,640)	(259)
Cash flows from financing activities
Exercise of common stock options	664	259
Proceeds from issuance of common stock in public offering, net	133,959	—
Proceeds from issuance of common stock in warrant exercise	442	—
Proceeds from issuance of convertible notes payable	14,102	—
Proceeds from the related party issuance of convertible notes payable	25,898	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	29,611
Proceeds from the related party issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	2,602
Net cash provided by financing activities	175,065	32,472
Net change in cash and cash equivalents	127,105	(101)
Cash and cash equivalents, beginning of period	33,587	14,620
Cash and cash equivalents, end of period	$160,692	$14,519
Supplemental disclosures of cash flows information
Acquisition of right-of-use assets - operating leases	$—	$701
Cash paid for interest	$697	$697
Cash paid for taxes	$—	$2

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

Risks and Uncertainties – The Company’s activities are subject to significant risks and uncertainties, including, but not limited to, failure to manage growth effectively, reliance on the success of the Vivistim System, new technological innovations, dependence upon third-party payers to provide adequate coverage and reimbursement to its customers, the absence of a national coverage determination or local coverage determinations applicable to its device administered by the Centers for Medicare and Medicaid Services (“CMS”), dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability, and compliance with government regulations. The Company is also subject to risks relating to cybersecurity and the protection of confidential information and personal information, as well as risks relating to evolving regulatory requirements (including potential additional clinical evidence requirements) that could affect commercialization of existing or future products. These risks and uncertainties, as well as failure to secure additional funding, if needed, can adversely affect the Company’s future financial results, financial position, and cash flow.

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

The Company has incurred operating losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2026, the Company had a net loss of $56.1 million and negative cash flows from operations of $46.3 million, and had an accumulated deficit of $213.9 million as of September 30, 2026.

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

Note 3 – Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The condensed unaudited interim financial statements do not include all disclosures, including certain notes required by accounting principles generally accepted in the United States of America (“GAAP”) on an annual reporting basis. The condensed unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In management’s opinion, the condensed unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the condensed balance sheets, condensed statements of operations, condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and condensed statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period. The condensed unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s prospectus dated May 7, 2026 filed pursuant to Rule 424(b)(4) with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2026.

The financial statements are presented in thousands, except for share and per share amounts. Certain prior period amounts presented in the Company’s Registration Statement on Form S-1 have been rounded to the nearest thousand to conform to the current period’s presentation. Accordingly, certain prior period figures may differ slightly from previously filed reports presented in whole dollars.

Reverse Stock Split – In connection with the IPO, on May 1, 2026, the Company effected a 1-for-3.483 reverse stock split of its issued and outstanding common stock. All references to common stock issued and outstanding, stock options, loss per share and per share amounts presented in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split. The per share par value, authorized numbers of shares of the Company’s common stock and redeemable convertible preferred stock, issued and outstanding number of shares of redeemable convertible preferred stock, and redeemable convertible preferred stock warrants were not adjusted as a result of the reverse stock split. Instead, the conversion ratio was updated whereby each share of each series of redeemable convertible preferred stock was convertible into shares of common stock on a 1-for-3.483 basis.

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

Deferred Offering Costs – Deferred offering costs consisted of legal and accounting fees incurred directly related to the Company's IPO. Upon completion of the IPO, these costs were recorded as a reduction of the offering proceeds included within additional paid-in capital. There were no unpaid offering costs as of September 30, 2026.

Inventory – Inventory costs are comprised primarily of finished goods and raw materials and include the acquisition costs of raw materials and components, in addition to direct labor and overhead. All inventory is stated at the lower of cost or net realizable value and is accounted for on a first in, first out (FIFO) basis.

The balance of inventory is as follows (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$1,048	$1,192
Finished goods	7,303	4,265
Total inventories	$8,351	$5,457

The Company performs an assessment of the recoverability of inventory during each reporting period, and, if applicable, writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no expenses recorded for excess inventory for each of the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2025, the Company recorded inventory write-offs of $0.1 million and $0.2 million, respectively, related to components determined to be non-saleable. Inventory write-offs during the corresponding periods in 2026 were not material.

Related Party Transactions – The Company's Chief Financial Officer held an indirect ownership interest in Exceller Hunt MicroTransponder 2017, LP ("Exceller Hunt") and the Curnes Fund 2001 ("Curnes Fund"), both of which are stockholders of the Company. Jordan Curnes, the Company's Co-founder and a former member of the Board of Directors, also held an indirect ownership interest in the Curnes Fund. At the time of the Company's issuance of convertible promissory notes discussed in Note 6, entities affiliated with U.S. Venture Partners, GPG Healthcare Opportunities Fund, LLC, and Osage University Partners were principal stockholders of the Company.

During the nine months ended September 30, 2026, Exceller Hunt and the Curnes Fund participated in the Company's issuance of convertible promissory notes discussed in Note 6 and purchased approximately $4.0 million and $2.1 million of such notes, respectively. Entities affiliated with U.S. Venture Partners, GPG Healthcare Opportunities Fund, LLC, Osage University Partners, and Casey Tansey, a member of the Board of Directors, also participated in the Company's issuance of convertible promissory notes discussed in Note 6 and purchased approximately $3.8 million, $7.4 million, $6.6 million, and $2.0 million of such notes, respectively. The convertible promissory notes were issued on the same terms and conditions as those offered to other investors in the financing. In connection with the Company's initial public offering in May 2026, the convertible promissory notes automatically converted into shares of the Company's common stock in accordance with their terms, and no principal amount of the notes remained outstanding as of September 30, 2026.

During the nine months ended September 30, 2025, Exceller Hunt and the Curnes Fund acquired 569,973 and 427,480 shares of the Company's Series F redeemable convertible preferred stock, respectively, at a price of $2.6317 per share. Entities affiliated with U.S. Venture Partners, GPG Healthcare Opportunities Fund, LLC, and Osage University Partners also participated in the Company's Series E and Series F redeemable convertible preferred stock financings on the same terms and conditions as other investors.

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

Fair Value of Cash Equivalents – The Company’s cash equivalents include investments in money market funds which are unrestricted as to withdrawal or use and are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. The Company’s cash equivalents are held in institutions in the United States. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155,181	$—	$—	$155,181
Total assets, at fair value	$155,181	$—	$—	$155,181

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$28,803	$—	$—	$28,803
Total assets, at fair value	$28,803	$—	$—	$28,803

Fair Value of Liabilities – The following tables represent the Company’s financial liabilities according to the fair value hierarchy, measured at fair value (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$134	$134
Total liabilities, at fair value	$—	$—	$134	$134

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$865	$865
Total liabilities, at fair value	$—	$—	$865	$865

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

As of September 30, 2026, the Company’s warrant liability consisted solely of warrants issued in connection with the Loan and Security Agreement with Horizon Technology Finance Corporation (the “Horizon Warrants”). The fair value of the Horizon Warrants was estimated by multiplying the number of equivalent common shares by the difference between the Company’s closing stock price and the exercise price. Changes in the estimated fair value of the warrant liabilities were recognized within Other income (expense), net in the condensed statements of operations.

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

The following table summarizes the change in the fair value of the Convertible Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Beginning balance	$—	$—
Issuance of convertible notes payable	—	40,000
Change in fair value	—	4,870
Conversion of convertible notes payable to common stock	—	(44,870)
Ending balance	$—	$—

In May 2026, all of the Convertible Notes were converted into an aggregate of 3,333,324 shares of common stock upon the Company’s IPO. Immediately prior to conversion, the Convertible Notes had an estimated fair value of $44.9 million. The estimated fair value reflected the $15.00 per share IPO price, adjusted for a 10.3% discount for lack of marketability associated with the 180-day contractual restriction on the shares issued upon conversion. The discount for lack of marketability was estimated using an option-pricing model that incorporated the contractual restriction period and expected equity volatility. No Convertible Notes remained outstanding as of September 30, 2026.

Note 5 – Product Warranties

The Company provides an assurance-type warranty that its products will conform to agreed-upon technical and quality specifications. The warranty provides for repair or replacement of products that fail to meet specifications or become unusable during the warranty period, which generally ranges from one to two years, depending on the product.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$1,263	$614	$844	$437
Accruals for warranties issued	419	208	1,105	493
Claims settled	(110)	(57)	(377)	(165)
Ending balance	$1,572	$765	$1,572	$765

Note 6 – Convertible Notes and Notes Payable

Convertible Notes

As described in Note 4, in January and February 2026, the Company issued the Convertible Notes in an aggregate principal amount of $40.0 million. The Convertible Notes were scheduled to mature two years from their respective issuance dates unless earlier converted or repaid. The Convertible Notes bore no interest during the first six months following issuance and thereafter provided for payment-in-kind (“PIK”) interest at a rate of 7.0% per annum. In connection with the initial public offering, any accrued PIK interest was contractually waived immediately prior to conversion. The Convertible Notes provided for conversion upon the occurrence of specified events, including a qualified financing, non-qualified financing, change of control, or initial public offering.

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

Prior to conversion, the Convertible Notes were presented as a separate line item on the balance sheet titled “Convertible notes payable.” At issuance, the Company determined that the transaction price represented the best evidence of fair value and recorded the Convertible Notes at the proceeds received. Immediately prior to the conversion in May 2026, the estimated fair value was $44.9 million. The estimated fair value reflected the $15.00 per share IPO price, adjusted for a 10.3% discount for lack of marketability associated with the 180-day contractual restriction applicable to the shares issued upon conversion. See Note 4 – Fair Value Measurements for the discussion on the methodology and assumptions used in assessing the fair value of the Convertible Notes.

Immediately prior to the completion of the Company’s IPO in May 2026, all Convertible Notes were converted into an aggregate of 3,333,324 shares of common stock in accordance with their contractual terms. Following the conversion, no Convertible Notes remained outstanding as of September 30, 2026.

Notes

On December 29, 2023, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation. On June 1, 2024, Horizon Technology Finance Corporation assigned all of its right, title and interest in and to the loans outstanding under the Loan and Security Agreement and related warrants to Horizon Funding II, LLC, its wholly-owned subsidiary (together with Horizon Technology Finance Corporation, “Horizon”). The Loan and Security Agreement provides for term loans of up to an aggregate principal amount of $30.0 million, available in four equal tranches of $7.5 million. Each tranche comprises two equal loans of $3,750,000. The Company’s ability to draw additional loans under the Agreement expired on

December 31, 2025. As of September 30, 2026, the Company had $7.5 million in principal outstanding under the Loan and Security Agreement (the “Notes”).

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

In connection with the Company’s draw down of the first tranche under the Loan and Security Agreement, the Company issued warrants to purchase such number of securities representing an aggregate of $262,500 to the lender. The warrants are exercisable at the election of the holder for (i) shares of Series E-2 redeemable convertible preferred stock at an exercise price of $2.5443 per share or, (ii) shares of Series F redeemable convertible preferred stock at an exercise price of $2.6317 per share, and expire ten years from the date of issuance. The warrants allow for settlement in shares and are transferable at the holder’s discretion. The value of the warrants is capped at $2.5443 per share, a total of $262,500, but the number of shares is not limited. Immediately prior to the completion of the IPO, the warrants automatically converted into warrants to purchase 29,620 shares of common stock with an average exercise price of $8.8618 per share. As of September 30, 2026, these warrants remain outstanding.

As of September 30, 2026 and December 31, 2025, the carrying value of the borrowings under the Loan and Security Agreement was $7.3 million and $7.1 million, respectively, net of unamortized debt discount and deferred financing costs. The Company amortizes deferred financing costs associated with the Notes to interest expense over the term of the Notes. The amortization of debt discount was not material for each of the three months ended September 30, 2026 and 2025 and was $0.1 million and not material for the nine months ended September 30, 2026 and 2025, respectively. The amortization of deferred financing costs was not material for each of the three months ended September 30, 2026 and 2025 and each of the nine months ended September 30, 2026 and 2025.

There were no additional borrowings, repayments, or material modifications regarding the Loan and Security Agreement during the nine months ended September 30, 2026. Total contractual interest expense was $0.2 million for each of the three months ended September 30, 2026 and 2025 and was $0.7 million for each of the nine months ended September 30, 2026 and 2025.

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

Supplemental lease cost information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$104	$19	$308	$74
Short-term lease cost	6	6	19	24
Variable lease cost	22	28	61	50
Total lease cost	$132	$53	$388	$148

The following table presents the lease balances within the balance sheet (in thousands):

	September 30, 2026	December 31, 2025
Operating Leases:
Right-of-use asset	$860	$1,068

Operating lease liabilities, current	$358	$358
Operating lease liabilities, non-current	708	948
Total operating lease liabilities	$1,066	$1,306

The following table presents undiscounted future minimum lease payments as of September 30, 2026, which reconcile to the total lease liability as follows (in thousands):

Years Ending December 31
2026, remaining months	$116
2027	471
2028	389
2029	206
2030	70
Total undiscounted future minimum lease payments	1,252
Less: Amounts representing interest	(186)
Total lease liabilities	$1,066

The weighted average lease terms and discount rates are as follows:

Operating Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	2.83 years	3.54 years
Weighted-average discount rate	10.82%	10.82%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025	2026	2025
Operating cash flow from operating leases	$115	$56	$339	$107

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items recognized in the period. The Company had an effective tax rate of 0% for each of the three and nine months ended September 30, 2026 and 2025. The Company continues to incur operating losses.

For the periods ended September 30, 2026 and 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets as management believes it is more likely than not that these assets will not be realized based on the Company’s history of operating losses. The Company’s tax provision for interim periods primarily reflects state income taxes and other minimum taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various federal tax changes, including extensions of certain 2017 Tax Cuts and Jobs Act (“TCJA”) provisions and updates to individual and business tax rules. Management evaluated the provisions applicable to the Company and determined that OBBBA did not have a significant impact on the Company’s condensed unaudited interim financial statements for the three and nine months ended September 30, 2026.

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

The Company classified the Series F preferred stock tranche obligation as a liability on its balance sheets as it represents a freestanding financial instrument that may require the Company to transfer assets to settle its obligation (upon events that are outside of its control). The Series F preferred stock tranche obligation was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date until settlement. Changes in the fair value of the Series F preferred stock tranche obligation were recognized as a component of other income (expense), net in the statements of operations.

The Series F preferred stock tranche obligation had an initial fair value of $680,600. As a result of the initial issuance of Series F in March 2025, 12,349,423 shares of Series F were recorded at their fair value of $31,532,110, net of issuance costs of $287,267. The Series F preferred stock tranche obligation was subsequently remeasured to a fair value of $797,908 as of June 30, 2025, and $915,216 as of September 30, 2025, with changes in fair value of $117,308 for the three months ended June 30, 2025 and $117,308 for the three months ended September 30, 2025 recognized as a component of other income (expense), net in the statements of operations.

The Series F preferred stock tranche obligation was settled in October 2025, with the issuance of 12,349,423 shares of Series F at a price of $2.6317 per share for gross cash proceeds of $32,499,977. The fair value of the Series F preferred stock tranche obligation at settlement was $915,216. As a result of the October 2025 issuance of Series F, as well as the settlement of the Series F preferred stock tranche obligation, 12,349,423 shares of Series F were recorded at their fair value of $33,415,193. Issuance costs related to the October 2025 Series F issuance were immaterial.

Immediately prior to the completion of the Company’s IPO in May 2026, all the outstanding shares of Preferred Stock automatically converted into an aggregate of 18,831,853 shares of common stock in accordance with their terms, and all related liquidation preferences and other preferential rights terminated. Following the conversion, no shares of Preferred Stock remained outstanding as of September 30, 2026.

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

Dividends

Prior to the conversion of the Preferred Stock in connection with the IPO, holders of the Preferred Stock were entitled to receive non-cumulative dividends, pro rata with holders of common stock on an as-converted basis, if and when dividends (other than dividends payable in shares of common stock) were declared by the Board of Directors on the common stock. No dividends were declared or paid on the Preferred Stock prior to its conversion.

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

In connection with the Company’s IPO in May 2026, certain outstanding redeemable convertible preferred stock warrants were exercised in accordance with their terms, and all remaining redeemable convertible preferred stock warrants expired. Accordingly no warrants to purchase redeemable convertible preferred stock remained outstanding as of September 30, 2026.

Note 10 – Common Stock

In March 2025, the Company amended and restated the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 86,600,000 shares at $0.01 per share. In May 2026, in connection with the IPO, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to 950,000,000 shares at $0.01 per share.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Expected term (years)	5.4 — 6.1	5.9 — 6.1	5.4 — 6.1	3.3 — 6.1
Volatility	58.5% — 58.8%	52.3% — 52.6%	58.5% — 81.9%	51.5% — 52.9%
Risk-free interest rate	4.3% — 4.6%	4.1% — 4.1%	4.0% — 4.6%	3.8% — 4.2%
Dividend yield	—	—	—	—

The following assumptions were used to estimate the fair value of common stock to be purchased under the 2026 ESPP in 2026:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Expected term (years)	0.5	0.5
Volatility	53.4%	53.4%
Risk-free interest rate	3.7%	3.7%
Dividend yield	—	—

Stock options — A summary of stock options activity under the 2007, 2022, and 2026 Plans is presented below (in thousands, except for share and per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,046,266	$3.51	7.90	$1,611
Options Granted	3,488,640	$13.77
Options Exercised	(212,398)	$3.13
Options Forfeited, Cancelled, or Expired	(132,540)	$6.14
Outstanding as of September 30, 2026	7,189,968	$8.47	8.35	$22,762
Vested and exercisable at September 30, 2026	2,135,591	$3.42	6.28	$12,874

The following table summarizes information about stock options outstanding as of September 30, 2026:

	Options Outstanding			Options Vested
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Term	Number of	Weighted Average
Exercise Price	Shares	Exercise Price	(in years)	Shares	Exercise Price
$1.40 — $2.66	77,696	$2.40	3.77	77,696	$2.40
$2.79 — $2.88	127,475	$2.82	3.06	127,475	$2.82
$3.24	237,466	$3.24	7.72	137,223	$3.24
$3.38	1,157,088	$3.38	6.28	1,110,955	$3.38
$3.42 — $3.73	1,512,273	$3.72	7.96	637,888	$3.72
$3.94 — $4.11	622,306	$3.97	8.18	43,173	$4.11
$7.91	519,874	$7.91	9.48	—	—
$11.18 — $15.00	2,935,790	$14.80	9.62	1,181	$15.00
$1.40 — $15.00	7,189,968	$8.47	8.35	2,135,591	$3.42

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The aggregate intrinsic value of all options exercised was $0.3 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.3 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The total fair value of options vested was $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. The options granted had a weighted average grant date fair value of $6.71 per share and $2.02 per share for the three months ended September 30, 2026 and 2025, respectively, and $8.24 per share and $1.96 per share for the nine months ended September 30, 2026 and 2025, respectively. The options forfeited had a weighted average grant date fair value of $5.94 per share and $1.71 per share for the three months ended September 30, 2026 and 2025, respectively, and $3.50 per share and $1.73 per share for the nine months ended September 30, 2026 and 2025, respectively. The total compensation cost related to non-vested stock options to be recognized in the future as of September 30, 2026, was $28.2 million over a weighted-average period of approximately 3.26 years.

Restricted stock units — A summary of officer, employee, and non-employee restricted stock units granted and outstanding, under the 2026 Plan is presented below (in thousands, except for share and per share amounts):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	—	—	—
Restricted Stock Units Granted	293,590	$13.72
Restricted Stock Units Forfeited, Cancelled, or Expired	(6,580)	$14.26
Outstanding as of September 30, 2026	287,010	$13.71	$2,712
Expected to vest as of September 30, 2026	287,010	$13.71	$2,712

Share-based compensation expense recognized in the condensed statements of operations was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development costs	$305	$64	$582	$64
Selling, general and administrative expenses	2,258	342	3,995	947
Total share-based compensation expense	$2,563	$406	$4,577	$1,011

Share-based compensation expense by award type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	$2,160	$406	$3,985	$1,011
Restricted stock units	230	—	328	—
Employee stock purchase plan	173	—	264	—
Total share-based compensation expense	$2,563	$406	$4,577	$1,011

Note 12 – Net Loss Per Share

Net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and warrants, vesting and settlement of restricted stock units, purchases of shares under the employee stock purchase plan, and conversion of convertible securities, if dilutive. For the periods presented, the Company reported losses from continuing operations and, consistent with its established accounting policy, excluded potential common shares from diluted net loss per share. Accordingly, basic and diluted net loss per share were the same.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(17,345)	$(11,423)	$(56,128)	$(32,566)

Share (denominator):
Weighted average number of common shares outstanding used in basic computation	33,302,302	858,354	17,888,770	841,030
Weighted average number of common shares outstanding used in diluted computation	33,302,302	858,354	17,888,770	841,030

Net loss per share attributable to common stockholders
Basic	$(0.52)	$(13.31)	$(3.14)	$(38.72)
Diluted	$(0.52)	$(13.31)	$(3.14)	$(38.72)

The following table summarizes the as-converted securities that were excluded from the diluted net loss per share calculation because the effect of including these potential shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Series A redeemable convertible preferred stock	—	402,239	—	402,239
Series B redeemable convertible preferred stock	—	953,488	—	953,488
Series C redeemable convertible preferred stock	—	391,042	—	391,042
Series D redeemable convertible preferred stock	—	1,396,784	—	1,396,784
Series E redeemable convertible preferred stock	—	8,597,145	—	8,597,145
Series F redeemable convertible preferred stock	—	3,545,628	—	3,545,628
Redeemable convertible preferred stock warrants	—	364,390	—	364,390
Common stock warrants	29,620	—	29,620	—
Convertible notes payable	—	—	—	—
Common shares issuable upon the exercise of stock options	7,189,968	3,302,649	7,189,968	3,302,649
Common shares issuable upon the release of restricted stock units	287,010	—	287,010	—
Potentially dilutive securities	7,506,598	18,953,365	7,506,598	18,953,365

Purchase rights outstanding under the employee stock purchase plan were also considered and excluded from diluted net loss per share under the Company’s loss-period accounting policy. These rights are not included in the totals in the preceding table. No shares were purchased under the plan during the nine months ended September 30, 2026, and the first purchase date is scheduled for November 15, 2026.

In connection with the IPO, on May 1, 2026, the Company effected a 1-for-3.483 reverse stock split. All share and per share amounts for all periods presented have been retroactively adjusted to reflect this reverse stock split.

Note 13 – Commitments and Contingencies

From time to time, the Company may become a party to claims, legal actions, and complaints arising in the ordinary course of business. Management is not aware of any such matters which would have a material effect on its financial position, results of operations, or cash flows. The Company relies on third-party manufacturers for the production of its IPGs and stimulation leads. Certain of these arrangements include non-cancelable purchase commitments and binding forecast obligations. The Company issues purchase orders based on production requirements, which are generally non-cancelable once accepted by the supplier. As of September 30, 2026, the Company had outstanding non-cancelable purchase orders totaling approximately $16.8 million, which are expected to be fulfilled in the next twelve months. As of December 31, 2025, the Company had outstanding non-cancelable purchase orders totaling approximately $7.1 million, which are expected to be fulfilled during 2026.

In September 2024, the Company entered into an updated IPG supply agreement that expanded the scope of its supply arrangements with the third-party manufacturer. The agreement includes minimum annual purchase commitments over a five-year period commencing upon the first commercial shipment of product under the agreement. The first commercial shipment is currently expected to occur in 2028. The agreement also requires the Company to provide rolling twelve-month forecasts, portions of which may become binding. As of September 30, 2026, no binding forecast commitments had been established under this agreement. The aggregate minimum purchase obligation over the five-year commitment period totals approximately $5.8 million.

The Company also has software service agreements entered into in the ordinary course of business. These amounts were not recorded as liabilities on the condensed balance sheets as the Company had not yet received the related services. As of September 30, 2026, the Company had an estimated commitment for services of $4.6 million over the next five years.

Note 14 – Segment Information

The Company operates as a single operating and reportable segment focused on the development and commercialization of the Vivistim System. The Company’s chief executive officer serves as its chief operating decision maker (“CODM”). The Company’s measure of segment profit or loss is net loss, which is used by the CODM to measure actual results versus expectations, set performance metrics, and during the Company’s budgeting and forecasting process to assess segment performance and make decisions regarding the allocation of resources. Significant segment expenses within net loss include cost of goods sold, research and development, and selling, general and administrative expenses. The only segment asset regularly reviewed by the CODM is cash and cash equivalents, which is reported on the balance sheets. No individual customer accounted for 10% or more of the Company’s revenue for any of the three and nine months ended September 30, 2026 and 2025.

The following table presents segment revenue and significant segment expense categories regularly provided to the CODM for purposes of managing the Company’s single operating and reportable segment. Segment revenue and net loss are consistent with the statements of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$15,616	$9,012	$41,195	$21,347
Less:
Cost of goods sold	2,616	1,836	7,016	4,035
Research and development costs	2,548	1,605	6,518	4,377
Selling, general and administrative expenses (1)	28,983	16,828	81,055	44,956
Other segment items (2)	(1,186)	166	2,734	545
Net loss	$(17,345)	$(11,423)	$(56,128)	$(32,566)

(1)
Selling, general and administrative expenses include depreciation and amortization expense of $0.2 million and $35,000 for the three months ended September 30, 2026 and 2025, respectively and $0.3 million and $0.1 million for the nine months ended September 30, 2026 and 2025.
(2)
Other segment items represent the net effect of the change in fair value of convertible notes payable, interest expense, other income, net, and provision for income taxes, as shown on the statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our condensed unaudited interim financial statements (the condensed financial statements) and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our prospectus dated May 7, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Overview

We are a commercial-stage medical device company redefining stroke recovery for survivors living with life-altering motor impairments. Our Vivistim Paired Vagus Nerve Stimulation (Paired VNS) System is the first and only clinically-validated, FDA-approved solution for chronic ischemic stroke survivors with moderate to severe upper extremity impairments. Stroke is one of the leading causes of long-term disability in the United States. While advancements in acute stroke care over the past decade have significantly reduced mortality, innovation for chronic stroke recovery has lagged, resulting in a growing number of stroke survivors living with meaningful impairments. Our breakthrough Vivistim Paired VNS System (Vivistim System) addresses this unmet need. The Vivistim System includes an implanted pulse generator and lead that deliver stimulation to the vagus nerve when activated. During treatment (Vivistim Therapy), intentional bursts of stimulation are delivered during functional movement to increase neuroplasticity and durably restore motor function. Clinical data have demonstrated that Vivistim Therapy delivers meaningful improvements in upper limb function, which can help stroke survivors regain critical capabilities and independence and restore quality of life, regardless of the time elapsed since the patient’s stroke. In July 2026, two-year follow-up data from the VNS-REHAB pivotal trial were published in Neurology. The publication reported that improvements observed following Vivistim Therapy in upper-limb motor impairment and function and certain patient-reported measures were sustained for at least two years. We believe we are setting a new standard of care in chronic stroke recovery, facilitating a new treatment pathway for chronic ischemic stroke survivors with moderate to severe upper extremity impairments. In August 2026, the American Heart Association and American Stroke Association updated their Guideline for Adult Stroke Rehabilitation and Recovery to state that vagus nerve stimulation paired with high-dose, task-specific training may be considered to improve upper-limb impairment and function in eligible patients.

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

To date, our primary sources of capital have been private placements of preferred stock, debt financing arrangements, revenue from sales of our Vivistim System and net proceeds from our initial public offering in May 2026 (the “IPO”). For the nine months ended September 30, 2026, we generated revenue of $41.2 million, with a gross margin of 83.0%, and had a net loss of $56.1 million, compared to revenue of $21.3 million, with a gross margin of 81.1%, and a net loss of $32.6 million for the nine months ended September 30, 2025. As of September 30, 2026, we had cash and cash equivalents of $160.7 million and an accumulated deficit of approximately $213.9 million. In May 2026, we completed our IPO and received net proceeds of approximately $134.0 million.

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
•
Growing our commercial organization. To promote awareness and utilization, we expect to continue to efficiently invest in and grow our commercial organization. For example, our selling, general and administrative expenses were $29.0 million for the three months ended September 30, 2026 compared to $16.8 million for the three months ended September 30, 2025. We intend to continue to make significant investments in our commercial organization by scaling our team, which we believe will broaden our geographic reach, drive penetration, and increase access to our products. We seek to scale deliberately and efficiently using our scalable commercial model, which initially targets a highly concentrated group of high-volume primary and comprehensive stroke centers. These stroke centers are typically surrounded by a network of therapy sites with neurorehabilitation capabilities, providing the infrastructure for efficient implementation of Vivistim Therapy. Historically, substantially all Vivistim System implants have been performed at primary and comprehensive stroke centers. While we aim to expand strategically and efficiently, the rate at which we grow our commercial organization and the speed at which newly hired personnel become effective will impact our revenue growth and our costs incurred in anticipation of such growth.
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

Components of Results of Operations

Revenue

We currently generate all of our revenue from the sale of our Vivistim System to customers, mainly primary and comprehensive stroke centers, in the United States. Our customers typically purchase an initial stocking order and then reorder replenishment product as procedures are performed. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2026 and 2025. We expect revenue to increase as we expand our commercial organization and sales territories, add customers and expand patient and customer awareness. We have expanded our commercial organization to help us drive and support revenue growth and intend to continue this expansion. We also expect that demand, and thus revenue growth, will be positively impacted by, and to the extent that, we obtain additional positive coverage policies with payors. While we have experienced strong revenue growth, our revenue may fluctuate from quarter to quarter due to a variety of factors.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation for personnel, including salaries, employee benefits, stock-based compensation, commissions associated with our commercial organization, spending related to sales and marketing, finance, information technology and human resource functions, expenses related to clinical studies and our registry for our current clinical indication, legal expenses related to regulatory matters, and training. Other expenses include travel expenses, advertising, conferences, trade shows, consulting and professional services fees, insurance costs, and general corporate expenses, including facilities-related expenses. The activities of our TMs and TDSs to facilitate customer adoption and utilization of the Vivistim System, and of our in-house market access team in facilitating the administrative prior authorization process, are included in selling, general and administrative expenses and do not represent contractual obligations or services provided to customers after product delivery. We expect selling, general and administrative expenses to continue to increase in absolute dollars as we expand our commercial organization, including with respect to TMs and TDSs, to both drive and support our planned growth in revenue, fund clinical studies and our registry for our current clinical indication, and incur additional expenses associated with operating as a public company, including costs related to legal, accounting, insurance, compliance with exchange listing and SEC requirements, and investor relations. We also expect an increase in our stock-based compensation expense with the establishment of the new equity plan in connection with our IPO and related grants thereunder. However, we expect selling, general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentage)
Revenue	$15,616	$9,012	$6,604	73.3%
Cost of revenue	2,616	1,836	780	42.5%
Gross profit	13,000	7,176	5,824	81.2%
Operating expenses:
Research and development costs	2,548	1,605	943	58.8%
Selling, general and administrative expenses	28,983	16,828	12,155	72.2%
Total operating expenses	31,531	18,433	13,098	71.1%
Loss from operations	(18,531)	(11,257)	(7,274)	64.6%
Other income (expense)
Change in fair value of convertible notes payable	—	—	—	N/A
Interest expense	(257)	(244)	(13)	5.3%
Other income (expense), net	1,445	79	1,366	1729.1%
Total other income (expense), net	1,188	(165)	1,353	(820.0)%

Loss before provision for income tax	(17,343)	(11,422)	(5,921)	51.8%
Provision for income taxes	(2)	(1)	(1)	100.0%
Net loss	$(17,345)	$(11,423)	$(5,922)	51.8%

Revenue. Revenue increased by $6.6 million, or 73.3%, to $15.6 million for the three months ended September 30, 2026, compared to $9.0 million for the three months ended September 30, 2025. The increase was driven primarily by higher adoption of the Vivistim System, as units of IPGs sold, a primary component of the Vivistim System, increased comparably during the period. This revenue growth reflects our continued efforts to increase awareness and expand our commercial organization while maintaining a consistent average selling price of the Vivistim System.

Cost of goods sold and gross margin. Cost of goods sold increased by $0.8 million, or 42.5%, to $2.6 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. The increase was primarily driven by higher sales volume of Vivistim Systems, partially offset by lower inbound freight and tariff costs and lower inventory write-offs compared to the prior-year period. Gross margin increased to 83.2% from 79.6% primarily due to lower inbound freight and tariff costs recognized in cost of goods sold during the period and the lower inventory write-offs compared to the prior-year period.

Research and development costs. Research and development costs increased by $0.9 million, or 58.8%, to $2.5 million for the three months ended September 30, 2026, compared to $1.6 million for the three months ended September 30, 2025. The increase was primarily due to a $0.4 million increase in personnel-related expenses associated with increased headcount and a $0.4 million increase in product development efforts, including external development services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.2 million, or 72.2%, to $29.0 million for the three months ended September 30, 2026, compared to $16.8 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $6.7 million in personnel-related expenses, driven by increased headcount, particularly within our commercial organization, and higher sales commissions resulting from increased sales of Vivistim Systems. The increase was additionally driven by $1.9 million in additional share-based compensation expense, $1.3 million in higher travel, meeting, marketing and branding expenses, and $1.3 million in increased professional fees and IT-related expenses.

Total other income (expense), net. Total other income, net was $1.2 million for the three months ended September 30, 2026, compared to total other expense, net of $0.2 million for the three months ended September 30, 2025. The increase in total other income, net was primarily attributable to $1.3 million of higher interest income resulting from a higher average cash balance.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentage)
Revenue	$41,195	$21,347	$19,848	93.0%
Cost of revenue	7,016	4,035	2,981	73.9%
Gross profit	34,179	17,312	16,867	97.4%
Operating expenses:
Research and development costs	6,518	4,377	2,141	48.9%
Selling, general and administrative expenses	81,055	44,956	36,099	80.3%
Total operating expenses	87,573	49,333	38,240	77.5%
Loss from operations	(53,394)	(32,021)	(21,373)	66.7%
Other income (expense)
Change in fair value of convertible notes payable	(4,870)	—	(4,870)	N/A
Interest expense	(868)	(724)	(144)	19.9%
Other income (expense), net	3,008	183	2,825	1543.7%
Total other expense, net	(2,730)	(541)	(2,189)	404.6%

Loss before provision for income tax	(56,124)	(32,562)	(23,562)	72.4%
Provision for income taxes	(4)	(4)	—	0.0%
Net loss	$(56,128)	$(32,566)	$(23,562)	72.4%

Revenue. Revenue increased by $19.8 million, or 93.0%, to $41.2 million for the nine months ended September 30, 2026, compared to $21.3 million for the nine months ended September 30, 2025. The increase was driven primarily by higher adoption of the Vivistim System, as units of IPGs sold, a primary component of the Vivistim System, increased comparably during the period. This revenue growth reflects our continued efforts to increase awareness and expand our commercial organization while maintaining a consistent average selling price of the Vivistim System.

Cost of goods sold and gross margin. Cost of goods sold increased by $3.0 million, or 73.9%, to $7.0 million for the nine months ended September 30, 2026, compared to $4.0 million for the nine months ended September 30, 2025. While the cost per unit of the underlying product remained relatively consistent year over year, the increase in cost of goods sold was primarily driven by higher sales volume of Vivistim Systems and higher product warranty costs, partially offset by lower inventory write-offs and inbound freight and tariff costs. Gross margin increased to 83.0% from 81.1%, primarily due to lower inbound freight and tariff costs recognized in cost of goods sold and lower inventory write-offs compared to the prior-year period.

Research and development costs. Research and development costs increased by $2.1 million, or 48.9%, to $6.5 million for the nine months ended September 30, 2026, compared to $4.4 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $1.0 million in personnel related expenses associated with increased headcount, a $0.6 million increase in product and related software development expenses, including external development services, and a $0.5 million increase in share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $36.1 million, or 80.3%, to $81.1 million for the nine months ended September 30, 2026, compared to $45.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $23.8 million increase in compensation and benefits expense, including $3.0 million of share-based compensation expense, driven by increased headcount, particularly within our commercial organization, and higher sales commissions resulting from increased sales of Vivistim Systems. The increase was also driven by $5.9 million in higher audit, legal and other professional fees and IT-related expenses, as well as $4.0 million in additional travel, meeting, marketing and branding expenses, including costs associated with our corporate name change.

Total other income (expense), net. Total other expense, net was $2.7 million for the nine months ended September 30, 2026, compared to total other expense, net of $0.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $4.9 million loss from changes in the fair value of our Convertible Notes, partially offset by $2.2 million of higher interest income resulting from a higher average cash balance.

Liquidity and Capital Resources

Overview

To date, our primary sources of capital have been private placements of preferred stock and convertible promissory notes, debt financing arrangements, revenue from sales of our Vivistim System, and net proceeds from our IPO in May 2026. As of September 30, 2026, we had cash and cash equivalents of $160.7 million and an accumulated deficit of approximately $213.9 million. During the three months ended March 31, 2026, we issued convertible promissory notes in an aggregate principal amount of $40.0 million, which converted into shares of our common stock in connection with the IPO. In May 2026, we completed our IPO and received net proceeds of approximately $134.0 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by (used in)
Operating activities	$(46,320)	$(32,314)
Investing activities	(1,640)	(259)
Financing activities	175,065	32,472
Net increase (decrease) in cash and cash equivalents	$127,105	$(101)

Operating Activities

Net cash used in operating activities was $46.3 million for the nine months ended September 30, 2026, compared to $32.3 million for the nine months ended September 30, 2025. Net cash used in operating activities for the nine months ended September 30, 2026 was primarily due to our net loss of $56.1 million, as well as increases in inventory, accounts receivable, and other assets of $2.9 million, $2.6 million, and $0.7 million, respectively. These uses of cash were partially offset by non-cash adjustments for the change in fair value of convertible notes payable of $4.9 million and share-based compensation of $4.6 million, as well as increases in accounts payable and accrued liabilities and other of $6.2 million. Net cash used for the nine months ended September 30, 2025 was primarily due to our net loss of $32.6 million and increases in accounts receivable and inventory of $1.8 million and $1.5 million, respectively, partially offset by non-cash adjustments for share-based compensation of $1.0 million, as well as increases in accounts payable and accrued liabilities and other of $2.3 million.

Investing activities

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2026, compared to $0.3 million for the nine months ended September 30, 2025. Net cash used in investing activities in each case consisted of purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $175.1 million for the nine months ended September 30, 2026, attributable primarily to $134.0 million in proceeds from the issuance of common stock in our initial public offering, net of underwriting discounts and commissions and offering costs, $40.0 million in aggregate proceeds from the issuance of Convertible Notes, including $25.9 million from related parties, $0.7 million received upon the exercise of common stock options, and $0.4 million received upon the cash exercise of redeemable convertible preferred stock warrants.

Net cash provided by financing activities was $32.5 million for the nine months ended September 30, 2025, attributable primarily to $29.6 million in net proceeds from the issuance of Series F redeemable convertible preferred stock, $2.6 million in net proceeds from the related party issuance of Series F redeemable convertible preferred stock, and $0.3 million received upon the exercise of common stock options.

Loan and Security Agreement with Horizon

On December 29, 2023, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation. On June 1, 2024, Horizon Technology Finance Corporation assigned all of its right, title and interest in and to the loans outstanding under the Loan and Security Agreement and related warrants to Horizon Funding II, LLC, its wholly-owned subsidiary (together with Horizon Technology Finance Corporation, “Horizon”). The Loan and Security Agreement provides for term loans of up to an aggregate principal amount of $30.0 million, available in four equal tranches of $7.5 million. Each tranche comprises two equal loans of $3,750,000. As of September 30, 2026, we had $7.5 million in aggregate principal outstanding under the Loan and Security Agreement. Although the Loan and Security Agreement initially provided for term loans of up to $30.0 million in four tranches of $7.5 million each, the availability period for the remaining tranches expired on December 31, 2025, and no additional amounts are available to be drawn.

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

Pursuant to the Loan and Security Agreement, we are required to issue a warrant to purchase shares of our securities in the event that we draw down a tranche following satisfaction of the applicable conditions. In connection with our draw down of the first tranche under the Loan and Security Agreement, we issued first tranche warrants to purchase such number of securities representing an aggregate of $262,500 to Horizon. The first tranche warrants are exercisable, at the election of Horizon, for (i) shares of Series E-2 redeemable convertible preferred stock at an exercise price of $2.5443 per share or (ii) shares of Series F redeemable convertible preferred stock at an exercise price of $2.6317 per share, and expire ten years from the date of issuance. The warrants allow for settlement in shares and are transferable at the holder’s discretion. The value of the warrants is capped at $2.5443 per share, a total of $262,500, but the number of shares is not limited. Immediately prior to the completion of the IPO, the warrants automatically converted into warrants to purchase 29,620 shares of common stock with an average exercise price of $8.8618 per share. As of September 30, 2026, these warrants remain outstanding.

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

We are required to make a final payment of $131,250 for each loan funded on the earliest of (i) the date that we prepay all of the outstanding principal of such loan, (ii) the date of acceleration of the balance of such loan by Horizon, and (iii) the maturity date.

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

As of September 30, 2026, we were in compliance with all covenants contained in the Loan and Security Agreement.

2026 Convertible Notes

From January 30, 2026 through February 11, 2026, we issued convertible promissory notes to certain investors in an aggregate principal amount of $40.0 million (the “Convertible Notes”). The Convertible Notes were scheduled to mature on January 30, 2028 (the “Maturity Date”) and bore no interest for the first six months following the date of issuance, after which they would have accrued paid-in-kind interest at 7.0% per annum. Immediately prior to the closing of our IPO in May 2026, all outstanding Convertible Notes automatically converted into an aggregate of 3,333,324 shares of our common stock in accordance with their terms. No Convertible Notes remained outstanding as of September 30, 2026.

Contractual Obligations and Commitments

As of September 30, 2026, our contractual obligations and commitments consist primarily of obligations under our Loan and Security Agreement, operating leases and purchase commitments with third-party suppliers.

As of September 30, 2026, we had approximately $7.5 million in principal outstanding under the Loan and Security Agreement. Borrowings under the Loan and Security Agreement accrue interest at an annual rate equal to the greater of (i) The Wall Street Journal (or any successor thereto) prime rate (subject to a floor of 8.50%) plus 3.75% and (ii) 12.25%. We are required to make monthly payments of interest only through January 1, 2028. Following such date, we are required to make monthly payments of principal and accrued interest through maturity. The unpaid balance of principal and accrued interest is due at maturity. Amounts outstanding under the Loan and Security Agreement are secured by substantially all of our assets, excluding intellectual property. Because the interest rate is variable, future interest obligations are not fixed. For additional information, see Note 6 – Convertible Notes and Notes Payable to our condensed financial statements included in this Quarterly Report.

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

We rely on third-party contract manufacturers and suppliers and enter into purchase commitments in the ordinary course of business. These arrangements are generally executed through purchase orders and, in certain cases, include non-cancelable purchase commitments and binding forecast obligations. As of September 30, 2026, we had approximately $16.8 million of outstanding non-cancelable purchase commitments expected to be fulfilled within the next twelve months. For additional information, see Note 13 – Commitments and Contingencies to our condensed financial statements included in this Quarterly Report.

From time to time, we may become a party to claims, legal actions and complaints arising in the ordinary course of business. As of September 30, 2026, we are not aware of any material pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. For additional information, see Note 13 – Commitments and Contingencies to our condensed financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

Through September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to share-based compensation. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. For further discussion about our accounting policies, see Note 3 to our condensed financial statements included in this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated May 7, 2026. There have been no material changes in our critical accounting policies since December 31, 2025, except that, following our IPO, the fair value of our common stock is based on its publicly quoted market price and is no longer determined using valuation methodologies applicable to a privately held company.

Emerging Growth Company and Smaller Reporting Company Status

The JOBS Act permits EGCs such as us to take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not EGCs and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Remediation of Previously Identified Material Weakness

As previously disclosed, our management identified a material weakness in our internal control over financial reporting related to the design of effective controls over the review of the inputs in the calculation of net loss per share attributable to common stockholders.

In response to the material weakness, during the quarter ended March 31, 2026, management designed and implemented a control over the review of the inputs in the calculation of net loss per share attributable to common stockholders, including review by qualified accounting personnel. The control operated in connection with the preparation of our financial information for each of the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026.

During the quarter ended September 30, 2026, management completed its evaluation of the design and operating effectiveness of the control. Based on this evaluation, management concluded, through testing, that the control was appropriately designed, implemented and operated effectively for a sufficient period of time and, accordingly, that the previously identified material weakness was remediated as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we are and may in the future be, involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurance that favorable outcomes will be obtained.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should consider carefully the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on June 4, 2026. During the three months ended September 30, 2026, there were no material changes to the risk factors previously disclosed in that report. The occurrence of any of the events or developments described in that report could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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

The net proceeds from our IPO have been invested primarily in highly rated money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 8, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On November 2, 2026, the Compensation Committee approved and adopted the Mobia Medical, Inc. Annual Incentive Plan (the “AIP”) under the 2026 Incentive Award Plan. The AIP provides annual bonus opportunities for eligible U.S.-based employees, including eligible executive officers, based on corporate performance and, where applicable, individual performance. Target awards are based on a percentage of eligible salary or wages, with targets, performance goals and weightings determined by the plan administrator. Awards may be paid in cash, common stock, stock options or other equity-based awards, or a combination thereof, subject to the AIP’s terms and conditions.

(b) None.

(c) During the three months ended September 30, 2026, none of our officers or directors (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Exhibit	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/11/2026	001-43275	3.1

3.2	Amended and Restated Bylaws.	8-K	5/11/2026	001-43275	3.2

10.1†	Mobia Medical, Inc. Annual Incentive Plan.					*

31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIA MEDICAL, INC.
(Registrant)

Date: November 5, 2026	/s/ RICHARD FOUST
Richard Foust
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	/s/ BUNKER CURNES
Bunker Curnes
Chief Financial Officer (Principal Financial Officer)